Form 10QSB
period 1996-06-30
AMERICAN GENERAL VENTURES INC
filed 1996-08-16
CIK 761034

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Three Months Ended:                      June 30, 1996

                [ X ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

For the transition period from:            to:

Commission file Number                                  0-14039

                         AMERICAN GENERAL VENTURES, INC.
- --------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            NEVADA                                    11-2712721
- -------------------------------                    ----------------
(State or Other Jurisdiction of                     I.R.S. Employer
Incorporated or Organization)                      Identification No.

                      3650 Austin Bluffs Parkway-Suite 138
                           Colorado Springs, Colorado
- --------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (719) 548-1616
- --------------------------------------------------------------------------------
                         (Registrant's Telephone Number)

 Check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

 Check mark whether the issuer has filed all documents and reports required to be filed by Sections 2, 12, or 15 (d) of the Securities Exchange Act after the distribution of securities under a plan confirmed by a court. Yes__ No__

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

Common Stock $.001 par value,                       9,200,000
  (title of class)                            (Shares outstanding at
                                                  June 31, 1996)

                         AMERICAN GENERAL VENTURES, INC.

                                   FORM 10-QSB

                      FOR THREE MONTHS ENDED June 30, 1995


                                      INDEX


                         PART I - FINANCIAL INFORMATION


ITEM 1 - Financial Statements                                 PAGE

     Balance Sheet as of June 30, 1996 & June 30,1995          3

     Income Statements for quarters ending                     4
     June 30, 1996 & 1995

     Statement of Cash Flows for three months ended            5
      June 30, 1996 & 1995

ITEM 2 - Management Discussion and Analysis                    6


                           PART II - OTHER INFORMATION

ITEMS 1-5                                                      7


SIGNATURE PAGE                                                 7

                         AMERICAN GENERAL VENTURES, INC
                           CONSOLIDATED BALANCE SHEET
                          JUNE 30, 1996 & JUNE 30, 1995
                                   (UNAUDITED)

ASSETS                                          6-30-96            6-30-95
                                                -------            -------

Current Assets:
    Cash                                            610              8,522
    Marketable Securities                           -0-              60,441
    Accounts Receivable                          177,510             10,903
    Inventory                                    442,507            110,339
    Other Current Assets                             -0-              7,642
                                                --------           --------
    Total Cuurent Assets                         620,627            197,847

    Net Prop,Plant,Equip                          31,552                685

    Other Assets                                  27,360             32,299
                                                --------           --------
Total Assets                                     679,539            230,832
                                                ========           ========

LIABILITIES and STOCKHOLDERS' EQUITY

Current Liabilities:
    Notes Payable-Officer                         86,000             55,160
    Notes Payable-Bank                           195,200
    Accounts Payable                              58,222              5,892
    Other Current Liabilities                      7,433              7,112
                                                --------           --------
    Total Current Liabilities                    346,855             68,164

Long Term Liabilities:
    Notes Payable-Officer                        129,691            116,031
                                                --------           --------
Total Liabilities                                476,546            184,195

Stockholders' Equity:
    Common Stock                                   9,200                800
    Paid in Capital                            1,702,099          1,671,499
    Accumulated Deficit                       (1,588,400)        (1,618,421)
                                               ---------          ---------
    Total Equity                                 202,933             46,637
                                               ---------          ---------
    Total Liabilities & Equity                   679,445            230,832
                                                ========          =========

                         AMERICAN GENERAL VENTURES, INC.
                          CONSOLIDATED INCOME STATEMENT
                        QTRS ENDING JUNE 30, 1995 & 1995
                                   (UNAUDITED)

                                               2ND QTR               2ND QTR
                                                1996                  1995
                                             ----------            ----------
REVENUES                                       423,365               153,545


Cost and Expenses:
    Cost of Sales                              275,248               105,855
    Sell & General Admin                       103,256                49,456
    Interest                                      -0-                   -0-
                                             ----------            ---------
    Total Cost & Expenses                      378,504               155,311
                                             ----------            ---------
Net Income (Loss) Before Taxes                  44,861                (1,766)

Income Tax Expense                                 -0-                   -0-

Net Income (Loss)                               44,861                (1,766)

Net Income Per Common Share                        .00                   .00

Weighted Average Common Shares              9,200,0000             9,200,000
Outstanding
                                            ==========             =========

                         AMERICAN GENERAL VENTURES, INC.
                             CONSOLIDATED CASH FLOW
                  FOR THREE MONTHS ENDING JUNE 30, 1996 & 1995
                                   (UNAUDITED)

                                                 1996                 1995
                                                 ----                 ----

Cash Flow from Operating Activities
    Net Income (Loss)                           44,861               10,185

Adjustments to Reconcile Net Income
to Net Cash:
    Inc (Dec) in Accounts Receivable            50,310                7,229
    Inc (Dec) in Inventory                     (16,272)              17,557
    Inc (Dec) in Other Assets                      112                  124
    Inc (Dec) in Accounts Payable              (35,636)             (19,113)
    Inc (Dec) in Payroll Tax Payable            (5,890)
    Inc (Dec) in Sales Tax Payable                (330)
                                              ---------            ---------
Net Cash Provided by (Used In)
Operating Activities                           (37,455)              16,037

Cash Flow from Investing Activities:
    Inc (Dec) in Marketable Sec                    -0-                  -0-
    Plant and Equipment                            -0-                5,425
                                              ---------           ---------
Net Cash Provided by (Used in)
Investing Activities                               -0-                5,425

Cash Flow from Financing Activities:
    Inc (Dec) in Notes Payable                   45,200                 -0-
    Inc (Dec) in Notes Pay-Walker                26,000              41,501
                                              ---------           ---------
Net Cash Provided by (Used in)
Financing Activities                             71,200              41,501
                                              ---------           ---------

    Inc (Dec) in Cash                            33,745               2,718

    Cash (Beginning)                            (33,247)              5,804

    Cash (Ending)                                   498               8,522

                         AMERICAN GENERAL VENTURES, INC.

                                   FORM 10-QSB

                      FOR THE THREE MONTHS ENDED JUNE, 1996

                   ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS


Results of Operations

During the period from April 1, 1996 through June 30, 1996 the Company revenues were $423,365, a 179% increase, compared from the $153,545 for the same period in 1995. The increase in revenues was due to increased orders for computers and accessories from Wal-Mart Stores, Inc. taken by the Company's subsidiary ACI Micro Systems, Inc. ACI has its product in 40 Wal-Mart stores located in Colorado, New Mexico, Nebraska and Kansas. Profits (loss) were 44,861 compared to a loss of ($1,766) for the same period a year ago.

Working Capital and Capital Resources

Working capital at June 30, 1994 (current assets less current liabilities) totalled $129,683 compared to $209,618 at June 30, 1994. The decrease in working capital was due to an increase in short term debt and an operational loss.

The Company has determined that no significant adjustments were necessary during this current quarter.

PART II    OTHER INFORMATION

Item 1     Legal Proceedings

The Company knows of no litigation pending, threatened or contemplated, or unsatisfied judgments against the Company, nor any proceedings to which the Company is a party that will adversely affect the Company.

Item 2     Changes in Securities - None

Item 3     Defaults Upon Senior Securities - None

Item 4     Submission of Matters to a Vote of Securities Holders
- -           None

Item 5     Other Information - None

Item 6     Exhibits and Reports on Form 8-K - None












                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  AMERICAN GENERAL VENTURES, INC.


                                  By:  /S/  STEVEN H. WALKER
                                      ------------------------------------------
                                      President/CEO

Date:  August 5, 1996