Form 10QSB
period 1996-09-30
AMERICAN GENERAL VENTURES INC
filed 1996-12-10
CIK 761034

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Three Months Ended:                      September 30, 1996

                [ X ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

For the transition period from:            to:

Commission file Number                                  0-14039

                         AMERICAN GENERAL VENTURES, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          NEVADA                                       11-2712721
-------------------------------                     -----------------
(State or Other Jurisdiction of                      I.R.S. Employer
Incorporated or Organization)                       Identification No.

                      3650 Austin Bluffs Parkway-Suite 138
                           Colorado Springs, Colorado
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (719) 548-1616
--------------------------------------------------------------------------------
                         (Registrant's Telephone Number)

 Check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
             ---    ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

 Check mark whether the issuer has filed all documents and reports required to be filed by Sections 2, 12, or 15 (d) of the Securities Exchange Act after the distribution of securities under a plan confirmed by a court. Yes__ No__

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

Common Stock $.001 par value,                  10,900,000
  (title of class)                       (Shares outstanding at
                                                  September 30, 1996)

                         AMERICAN GENERAL VENTURES, INC.

                                   FORM 10-QSB

                    FOR THREE MONTHS ENDED SEPTEMBER 30, 1996


                                      INDEX


                         PART I - FINANCIAL INFORMATION


ITEM 1 - Financial Statements                                 PAGE

     Balance Sheet as of                                       3
     September 30, 1996 & September 30,1995

     Income Statements for quarters ending                     4
         September 30, 1996 & 1995

         Statement of Cash Flows for three months ended        5
         September 30, 1996 & 1995

ITEM 2 - Management Discussion and Analysis                    6


                           PART II - OTHER INFORMATION

ITEMS 1-5                                                      7


SIGNATURE PAGE                                                 7

                         AMERICAN GENERAL VENTURES, INC
                           CONSOLIDATED BALANCE SHEET
                     SEPTEMBER 30, 1996 & SEPTEMBER 30, 1995
                                   (UNAUDITED)

ASSETS                                         9-30-96       9-30-95
                                               -------       -------
Current Assets:
         Cash                                   (47,048)        58,853
         Marketable Securities                      -0-         37,308
         Accounts Receivable                    299,743            -0-
         Inventory                              500,393        135,339
         Other Current Assets                       -0-          7,642
                                            -----------    -----------
         Total Current Assets                   753,088        239,142

         Net Prop,Plant,Equip                    31,552            685

         Other Assets                            27,360         32,299
                                            -----------    -----------
Total Assets                                    812,000        272,126
                                            ===========    ===========
LIABILITIES and STOCKHOLDERS' EQUITY

Current Liabilities:
         Notes Payable-Officer                  302,573         55,160
         Accounts Payable                       138,669            -0-
         Other Current Liabilities                8,033          7,112
                                            -----------    -----------
         Total Current Liabilities              449,275         62,272

Long Term Liabilities:
         Notes Payable-Officer                  129,691        131,031
                                            -----------    -----------
Total Liabilities                               578,966        193,303

Stockholders' Equity:
         Common Stock                        10,900,000     10,900,000
         Paid in Capital                      1,702,099      1,671,499
         Accumulated Deficit                 (1,478,265)    (1,593,476)
                                            -----------    -----------
         Total Equity                           233,034         78,823
                                            -----------    -----------
         Total Liabilities & Equity             812,000        272,126
                                            ===========    ===========

                         AMERICAN GENERAL VENTURES, INC.
                          CONSOLIDATED INCOME STATEMENT
                      QTRS ENDING SEPTEMBER 30, 1996 & 1995
                                   (UNAUDITED)

                                         3RD QTR      3RD QTR
                                          1996         1995
                                         -------      -------

REVENUES                                 504,728      305,837


Cost and Expenses:
         Cost of Sales                   355,445      164,516
         Sell & General Admin            119,242       58,696
         Interest                            -0-          -0-
                                      ----------   ----------
         Total Cost & Expenses           474,687      223,212
                                      ----------   ----------
Income (Loss) from Operations             30,041       82,625

Interest Income                              -0-        1,800

Net Income (Loss) Before Taxes            30,041       84,425

Income Tax Expense                           -0-          -0-

Net Income (Loss)                         30,041       84,425

Net Income Per Common Share                  .00          .00

Weighted Average Common Shares        10,900,000    9,200,000
Outstanding
                                      ==========   ==========

                         AMERICAN GENERAL VENTURES, INC.
                             CONSOLIDATED CASH FLOW
                FOR THREE MONTHS ENDING SEPTEMBER 30, 1996 & 1995
                                   (UNAUDITED)

                                                 1996        1995
                                                 ----        ----

Cash Flow from Operating Activities
         Net Income (Loss)                       30,040      94,160

Adjustments to Reconcile Net Income
to Net Cash:
         Inc (Dec) in Accounts Receivable      (122,806)    (3,674)
         Inc (Dec) in Inventory                 (37,577)     42,557
         Inc (Dec) in Other Assets                  361         -0-
         Inc (Dec) in Accounts Payable           60,480     (17,714)
         Inc (Dec) in Payroll Tax Payable         1,343         -0-
         Inc (Dec) in Sales Tax Payable            (744)        -0-

                                               --------    --------
Net Cash Provided by (Used In)
Operating Activities                            (98,943)    115,329

Cash Flow from Investing Activities:
         Inc (Dec) in Marketable Sec                -0-     (23,133)
         Plant and Equipment                        -0-       5,425
                                               --------    --------
Net Cash Provided by (Used in)
Investing Activities                                -0-     (17,708)

Cash Flow from Financing Activities:
         Inc (Dec) in Notes Payable                1,373         -0-
         Inc (Dec) in Notes Pay-Walker            20,000      56,501
                                                --------    --------
Net Cash Provided by (Used in)
Financing Activities                              21,373      56,501
                                                 --------    --------

         Inc (Dec) in Cash                       (47,529)      53,049

         Cash (Beginning)                            498        5,804

         Cash (Ending)                           (47,031)      58,853

                         AMERICAN GENERAL VENTURES, INC.

                                   FORM 10-QSB

                   FOR THE THREE MONTHS ENDED SEPTEMBER, 1996

                   ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS


Results of Operations

During the period from July 1, 1996 through September 30, 1996 the Company revenues were $504,728, a 65% increase, compared from the $305,837 for the same period in 1995. The increase in revenues was due to increased orders for computers and accessories from Wal-Mart Stores, Inc. taken by the Company's subsidiary ACI Micro Systems, Inc. ACI has its product in more than 70 Wal-Mart stores located in Colorado, New Mexico, Nebraska, Oklahoma, Missouri, Iowa and Kansas. Profits (loss) were 30,041 compared to a profit of 82,625 for the same period a year ago.

Working Capital and Capital Resources

Working capital at September 30, 1996 (current assets less current liabilities) totaled $303,813 compared to $176,870 at June 30, 1995. The increase in working capital was due to an increase in account receivables and inventory.

The Company has determined that no significant adjustments were necessary during this current quarter.

PART II    OTHER INFORMATION

Item 1     Legal Proceedings

The Company knows of no litigation pending, threatened or contemplated, or unsatisfied judgments against the Company, nor any proceedings to which the Company is a party that will adversely affect the Company.

Item 2 Changes in Securities - The outstanding number of common shares has increased from 9,200,000 to 10,900,000.

Item 3     Defaults Upon Senior Securities - None

Item 4     Submission of Matters to a Vote of Securities Holders
-           None

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

Date: December 5, 1996