Form 10KSB
period 1996-12-31
AMERICAN GENERAL VENTURES INC
filed 1997-07-07
CIK 761034

FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

  [X] 15, ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934 [Fee Required]

       For the fiscal year ended: 12/31/96
                                  ---------
                                       OR

  [ ] 15,TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ___________to ____________

Commission file number: 0-14039

                         AMERICAN GENERAL VENTURES, INC.
               ---------------------------------------------------
              (Exact name of Small Business Company in its charter)

                Annual Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934


            NEVADA                                   11-2714721
 ------------------------------                  ----------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

 3650 AUSTIN BLUFFS PARKWAY SUITE 138
     Colorado Springs, Colorado                          80918
---------------------------------------                 --------
(Address of principal executive offices)               (Zip Code)


                Registrant telephone number, including area code:
                                 (719) 548-1616


Securities registered pursuant to
Section 12(b) of the Act:                            None


Securities registered pursuant to
Section 12(g) of the Act:                        Common Stock, $.001 par value



Check whether the Registrant  (l) has filed all reports  required to be filed by
Section  13 or 15(d) of the  Securities  and  Exchange  Act of 1934  during  the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  x    No
                                        ---      ---


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

The Company's revenues for its most recent fiscal year. $1,397,850.

As of December 31, 1996, the market value of the Company's voting $.001 par value common stock held by non-affiliates of the Company was $499,770.

The number of shares outstanding of Company's only class of common stock, as of December 31, 1996 was 9,200,000 shares of its $.001 par value common stock.

Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes  x   No
                                                  ---     ---
No documents are incorporated into the text by reference.

Transitional Small Business Disclosure Format (check one) Yes     No  x
                                                              ---    ---

                         AMERICAN GENERAL VENTURES, INC.
                                   FORM l0-KSB
                                     PART I

ITEM 1   BUSINESS


     (a) General Development of Business

     (a) (1) The original purpose of the Registrant was to seek potential business ventures, which in the opinion of the management of the Registrant would provide a profit for the Company. Such involvement would be either as acquisition of existing businesses or the acquisition of assets to establish a subsidiary business for the Company.

     On January 22, l986, the Registrant signed a letter of intent with Aspen Medical Diagnostics, Inc. and Neuro Medical, Inc., both Utah Corporations, to acquire all of the stock of both of those companies in exchange for 1,000,000 shares of the common stock of the Registrant to the shareholders of each of the acquired companies or a total of 2,000,000 shares. Both Companies acquired were in the business of establishing medical diagnostic facilities.

     On September 11, 1987, the Registrant acquired all of the stock of ACI Micro Systems, Inc., a Colorado Corporation. ACI Micro Systems, Inc. was in the business of manufacturing and selling micro computers.

     In January 1991, the Registrant incorporated Your ATTACHE(C), a wholly owned subsidiary. Your ATTACHE develops and sells licenses of powerful high speed computer systems that provides a mutually beneficial communication and interaction medium between suppliers and consumers. ATTACHE is not active and had no revenues in 1996.

     The Registrant has not been involved, during the year ended December 31, l996, in any bankruptcy, receivership or similar proceedings.

     (a)(2)      Not applicable.

     (b) Financial Information About Industry segments

     The Registrant has engaged in a single line of business since September 11, 1987, when the Registrant acquired ACI Micro Systems. The Registrant engages in the business of manufacturing computers, software development, computer related training and sales of computers and computer accessories.

     (C) Narrative Description of Business

     (c)(1)(i) The Registrant on January 29, l986, acquired 100 percent of outstanding stock of Neuro-Medical, Inc. (Neuro) and Aspen Medical Diagnostics, Inc. (Aspen), both Utah corporations. The letter of intent for said purchase was executed on the 22nd day of January, l986. In exchange, the Registrant issued 1,000,000 of its restricted shares to the stockholders of Aspen and 1,000,000 of its restricted shares to the stockholders of Neuro.

     The business of Neuro and Aspen was to establish and operate neurological diagnostic centers that provide diagnostic testing for physicians and others in the medical community. The Registrant makes available to the medical community the latest neurological testing and assessment equipment. The officers of the Registrant for the past eight years have used the Brain Electrical Activity Mapping System (BEAM) which was developed at Harvard University Medical School. The officers of the Registrant selected the BEAM system because they believe that this system represents a significant advancement over alternative equipment and will greatly expand the effectiveness of neurological testing in the overall treatment of patients. However, the technology has faced resistance from the medical community which has had a negative impact upon the growth of the Registrant. The Registrant ceased to operate its BEAM centers in 1993.

CURRENT OPERATIONS

     The Registrant continues to operate ACI Micro Systems, Inc., (ACI), a Colorado Corporation, that manufactures and sells computers and accessories. ACI also provides computer training and software development and rentals.

     In September 1995, ACI entered into an agreement with Goodwill Industries of Colorado Springs and the State of Colorado to train 17 of their clients in the Registrant's NewStart program. The Goodwill clients were unwed mothers on welfare. The NewStart program is geared to identify and train welfare recipients in a workplace environment to be computer assemblers. Upon successful completion of the training course, the Registrant hires the trainee and removes them from the welfare rolls. The Registrant plans to expand its NewStart program in other cities and within private industry.

     In August 1995, ACI received a national vendor number from Wal-Mart Stores, Inc. authorizing the Registrant to sell computers and accessories in 1,989 of their retail stores and 245 of their supercenters. One of the reasons Wal-Mart agreed to purchase computers from the Registrant was because of its NewStart program. The NewStart program trains welfare recipients to assemble computers and ACI hires the successful trainee. The NewStart program reverses the trend of the welfare recipient costing the government $14,000 a year to one who is earning at least $15,000 per year and contributing to society. Wal-Mart is a community oriented company with a philosophy to buy "Made in America" products.

     The ACI computer uses non-integrated circuitry and tower-style cases with extra bays that allows true upgradability. The ACI computer can grow with the consumer's needs. ACI provides local upgrades, service and tech support. As ACI expands outside Colorado Springs, the Registrant plans to acquire or contract with existing computer retail stores to provide upgrades, service and support within the area of expansion.

     By December 31, 1996, ACI had its product in 70 Wal-Mart retail stores in Colorado, New Mexico, Kansas, Nebraska, Iowa, Oklahoma and Missouri.

     ACI received a second vendor number from Wal-Mart Stores, Inc. allowing the Company to sell its products through Wal-Mart's interactive world wide web site (www.Wal-Mart.com). On June 26, 1997, ACI had seven lines of computer systems available to be purchased through Wal-Mart's on-line server.

PROPOSED OPERATIONS

     The Registrant through its wholly owned subsidiary ACI Micro Systems, Inc. plans to concentrate it sells through Wal-Mart's world wide web site. ACI has seven computer lines presently on Wal-Mart's web site and expects it will have a "build your own computer" web page on-line through Wal-Mart by the end of July, 1997. ACI plans to expand into Wal-Mart's retail stores by selecting retail outlets meeting specific demographics. The expansion is limited due the Registrant's limited resources.

     To increase its profit margins, the Registrant plans to acquire a computer component distribution company. The distribution company should increase profit margins on most computer components by eight to ten percent. A letter of intent has been signed between ACI and Nextel Micro. The acquisition is to be completed when sufficient funds have been raised by the Registrant. The Registrant is attempting to raise short term capital through a 505 private placement.

THE ACI MICRO COMPUTER SYSTEMS

     ACI Micro Systems, Inc., manufactures non-integrated circuitry computer systems that allows true upgradability. ACI has a retail store and a manufacturing plant in Colorado Springs, CO. By using three shifts the manufacturing plant has the capacity of assembling 15,000 computers per month.

REVENUES

     During the fiscal year ending December 31, 1996, the Registrant, through its subsidiary, ACI, generated operating revenues of $1,397,850. In 1995, the Registrant had $985,979 in operating revenues.

     In 1996, the Registrant had revenues of $1,397,850 with a net loss of ($723,911) compared with a gain in 1995 of $120,381. The loss for 1996 yielded ($0.08) per share loss compared to a gain of $0.01 per share in 1995. Revenues of $1,397,850 for 1996 were up 42 percent from the revenues in 1995 of $985,979.

The increase in revenues was in part due to the sales of $975,940 to Wal-Mart compared to sales of $255,000 in 1995 to Wal-Mart. Revenues are expected to continue to increase into 1997 because of new marketing strategies in Wal-Mart's retail outlets and, even more so, because the Registrant is now selling its products through Wal-Mart's web site on the Internet.

     (c)(1)(ii)     Not applicable.

     (c)(1)(iii)    Not applicable.

     (c)(1)(iv)     Not applicable.

     (c)(1)(v)      The Registrant's business is not considered seasonal.

     (c)(1)(vi) The Registrant's working capital of ($45,484) (current assets less current liabilities) is not sufficient for moderate growth. Major expansion will require additional capital. The Registrant is pursuing several avenues to obtain additional financing. The Registrant is presently offering units of common shares and warrants of its stock through a private placement. The Registrant has been given assurance that an investor group with $83 million will purchase its Wal-Mart purchase orders. Therefore capital for inventory is not likely needed. The Registrant plans to use the money it raises through the private placement for general and administrative expenses, specifically salaries and marketing, until profits from sales meet these needs.

     (c)(1)(vii)    Not applicable.

     (c)(1)(viii)   As of December 31, l996, the Registrant was able to fill all orders and did not have any backlog orders.

     (c)(1)(viii)   Not applicable.

     (c)(1)(ix)     Not applicable.

     (c)(1)(x) COMPETITION. The Registrant's ACI training and manufacturing operations faces stiff competition from existing computer manufacturers. The Registrant has met the competition in the past with its niche in the computer industry. ACI is able to produce computers in America and still be competitive with computers built in foreign countries. The Registrant's computers are not only built in America but they are assembled by previous welfare recipients who have been trained and hired by ACI. This method of producing computers gives the Registrant a competitive edge to resellers such as Wal-Mart whose philosophy mirrors the Registrants'. In addition to "Made in America" the Registrant provides Wal-Mart computers with non-integrated circuitry that allows true upgradability and local service and support. ACI places its computers in Wal-Mart stores based upon demographics and the location of the store. For example, the Grand Junction Wal-Mart store draws from a population of about 150,000, has a college and does not have competition from large retailers such as Best Buy and Circuit City. The Grand Junction
                    Wal-Mart store sold more than 200 ACI computers in a two-month period. Some Wal-Mart stores sell only the ACI computer. ACI will likely be the only "build your own computer" on Wal-Mart's web page.

     (c)(1)(xi) Since its inception, the Registrant has spent $193,370 for company-sponsored research and development of the Your ATTACHE concept.

     (c)(1)(xii) Compliance with federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment will have no material effect on the capital expenditures, earnings and competitive position of the Registrant.

     (c)(1)(xiii)   The Registrant  employs a total of eight persons:  One Chief
                    Executive Officer,  one  Secretary/Treasurer,  one full time
                    Accountant, and five technicians and/or assemblers.

     (d)            Not   applicable   since  the   Registrant  had  no  foreign
                    operations or export sales during fiscal year l995.

ITEM 2    PROPERTIES

          The Registrant, and ACI, currently occupy approximately 2,000 square feet at 3650 Austin Bluffs Parkway, suite 138, Colorado Springs, Colorado and a 4400 square foot manufacturing plant at 1065 Elkton Drive, Colorado Springs, Colorado. The Registrant is paying $1,810 plus utilities for rent for the Austin Bluffs space and $2485 plus utilities for the Elkton Drive space each month. The lease for the Austin Bluffs space will continue until May l, l999 and the Elkton

          Drive space will continue until January 1997. The Registrant has two five year options on the Austin Bluffs space and two three year options on the Elkton Drive space.

ITEM 3    LEGAL PROCEEDINGS

          The Registrant knows of no litigation pending, threatened or contemplated, or unsatisfied judgments against the Registrant, nor any proceedings to which the Registrant is a party that will adversely affect the company.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On April 12, 1995, the majority of the shareholders voted to authorize management to reverse the shares of common stock 10 to one. The majority of the shareholders also voted to capitalize the Registrant's subsidiaries to be the same as the Registrants. That is, ACI Micro Systems and Your ATTACHE each have 900,000,000 common shares and 8,000,000 preferred shares authorized.

                                     PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     (a)(1)(i) The principal market on which the Registrant's common stock is traded is on the over-the-counter bulletin board. Its symbol is AMGV.

     (a)(1)(ii)     Not applicable.

     (a)(1)(iii) Since January l986, the Registrant's stock has been traded on the over the-counter market. The range of high and low bid quotations for the Registrant's common stock for the quarters in l996 is provided below. The over-the-counter market quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions.

                                  High Bid            Low Bid
                                  --------            -------

 1/1/96 -- 3/31/96                 $.37                 $.05

 4/1/96 -- 6/30/96                 $.75                 $.31

 7/1/96 -- 9/31/96                 $.68                 $.37

l0/1/96 -- 12/31/96                $.50                 $.18

     (a)(1)(iv)     Not applicable.

     (a)(1)(v)      Not applicable.

     (a)(2)         Not applicable.

     (b)(2) The approximate number of record holders of the Registrant's common stock on March 15, 1997 was 1150.

     (b)(2)         Not applicable.

     (c)(1) The Registrant has paid no dividends with respect to its common stock. There are no contractual restrictions on the Registrant's present or future ability to pay dividends.

     (c)(2) Not applicable since the Registrant has not had earnings that indicate an ability to pay cash dividends. The Registrant does not expect to pay dividends in the foreseeable future.


ITEM 6 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES

     The ratio of current assets to current liabilities for year ending December 31, 1996 is .87 compared to 11.2 for 1995. Actual working capital for the year ended December 1996 was ($45,484) compared to $279,164 at December 31, 1995. The decrease in working capital was primarily due to an increase in liabilities that came from increases in expenses and the return of product. The increase in expenses was due to the cost of the Registrant's rapid expansion into new Wal-Mart stores. The number of Wal-Mart stores that the Registrant placed its product grew from eight stores in 1995 to 70 stores in 1996.

     The Registrant believes that its anticipated funds raised through a private placement and a purchase order financing arrangement are sufficient to meet its cash requirements for major growth in the year ahead.

     The Registrant currently has no commitments for capital expenditures.

RESULTS OF OPERATIONS

     The Registrant's primary business and source of revenue is derived from the sales of its wholly owned subsidiary ACI Micro Systems, Inc. The Registrant had a net loss of ($723,911) for the year ended December 31, 1996 compared to a gain of $74,020 for the year ended December 31, 1995.

     Revenues from overall operations for the year ended December 31, 1996 increased by $411,871 or 42 percent over the year ended December 31, 1995. The increase in sales was primarily due to the Registrants expansion from selling its product in eight Wal-Mart stores to 70 stores by years end.

     Cost of sales as a percentage of sales for ACI was 98 percent compared to 70 percent for the cost of sales in 1995. The increase in the percentage of the cost of goods was due to Wal-Mart returning unsold computers. While returns due to defective product is minimal, ACI has a guaranteed-sale provision with Wal-Mart and agrees to take back unsold computers at the original invoice amount. The vast fluctuation in prices of computer components causes the percentage of the cost of goods to rise if the computers are returned several months after they are originally purchased.

     The Registrant has taken provisions to avoid guaranteed-sale returns. ACI no longer continues to automatically accept orders from all Wal-Mart stores. The store must meet specific demographics and commit to a standardized marketing plan before ACI will accept an order for computers. The demographics must be similar to the Wal-Mart store in Grand Junction, Colorado that sold over 200 computers in two months. Wal-Mart on the average sells nine computers per month per store. The Grand Junction Wal-Mart store draws from a population of approximately 150,000 including students from a State operated college. They train their electronic managers to demonstrate the features on the computers and advertise computers with the local media. The Grand Junction Wal-Mart store won a regional sales contest by applying the above tactics. They beat out 120 other Wal-Mart stores by selling the ACI computer.

     Secondly, ACI has implemented a "build your own" computer within the electronic department of some Wal-Mart stores. The customer may select from a variety of computer components and have a customized computer built for them. Before the computer is built, it is bought and paid for by the consumer and therefore nullifies the guaranteed-sale problem.

     The third and most encouraging provision in eliminating the problem of guaranteed-sale returns, is the Registrants new association with Wal-Mart Online. ACI has received a second vendor agreement from Wal-Mart Stores, Inc. that provides the Registrant the ability to sell its computers world wide through Wal-Mart's web site. ACI presently has seven computer configurations available through Wal-Mart's web site and expects to have its customized "build your own" computer web page up and running by the end of July 1997. These computers are sold to the consumer before they are built, therefore nullifying the guaranteed-sale problem.

     Selling, general and administrative expenses were 50 percent of Sales compared with 23 percent in 1995. The increase was mainly due to increased expenses incurred by the rapid expansion of doing business with eight Wal-Mart stores in 1995, to 70 stores by the end of 1996.


ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements and supporting schedules reporting supplementary financial information are listed in the Index to Financial Statements filed as part of this Form l0-KSB.

ITEM 9   DISAGREEMENTS OF ACCOUNTING AND FINANCIAL   DISCLOSURE

     Not applicable.


                                    PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

          (a) Identification of Directors.


                            Position held                    Dates of
Name                       with Registrant       Age         Service
--------------------------------------------------------------------------------

Steven H. Walker       President, Chair          58          l985-l997
                       of the Board, Director

Christopher S. Walker  Secretary-Treasurer       27          1996-1997
                       Director

     (b) Identification of Executive Officers

                            Position held                     Dates of
Name                       with Registrant      Age           Service
--------------------------------------------------------------------------------
Steven H. Walker         President, Chair        58          l985-l997
                         of the Board

Christopher S. Walker    Secretary-Treasurer     27          l996-1997

     (c) Identification of Certain Significant Employees.

        Not applicable.

          No other officer or director of the Registrant, including controlling shareholders, is related to any other such person.

     (e)(1) The business experience of the Registrant's officers and directors is as follows:

STEVEN H. WALKER, (58), has been President and Chair of the Board of the Company since January l986 and has been Vice President and Chair of the Board of Neuro-Medical, Inc. and President and Chair of the Board of Aspen Medical
Diagnostics, Inc. since 1983 and 1984 respectively. He is also a licensed psychologist who has been in private practice since l973. He is a past president of the El Paso County Psychological Society. He received a Ph.D. from the University of Wyoming in l972.

CHRISTOPHER S. WALKER, (27), has been Secretary/Treasurer and a director on the Board since August 12, 1996. He has been an employee of Registrant since 1988 and has held positions of Director of Marketing and Chief Operating Officer. Mr. Walker received a Bachelor of Science degree in Business Administration from the University of Northern Colorado in 1990. Mr. Walker was instrumental in acquiring the Wal-Mart accounts.

     (e)(2) Not applicable

     (f) Not applicable

     (g) Not applicable.

ITEM II   MANAGEMENT REMUNERATION

     (a)(l) Cash compensation for the fiscal year ended December 31, l995.

Name of individual      Capacities   Cash salaries           Cash bonuses
or number in group      in which       and fees              and deferred
                        served                               compensation
--------------------------------------------------------------------------------
Steven H. Walker        President     $63,000                  10% of net
                                                               profits

Christopher W. Walker    COO          $26,400

All officers and/or Directors
as a Group (two persons)              $89,400                  10% of net
                                                               profit

     (a)(2) Bonuses and deferred compensation.

Name of individual             Capacities            Deferred Compensation.
--------------------------------------------------------------------------------
Steven H. Walker               President                  10% of net profit

     (b)(1) Compensation pursuant to Plans.

     The Registrant has no retirement, pension or profit sharing covering its officers and directors and does not contemplate implementing any such plan at this time.

     (b)(2) Pension Table. Not applicable.

     (b)(3) Alternative Pension Plan Disclosure.    Not applicable.

     (b)(4) Stock Option and Stock Purchase right plans.        Not applicable.

     (c) Other compensation       Not applicable.

     (d) Compensation of Directors.

     (d)(l) Standard Arrangements. The Board of Directors shall not receive any fee for serving as directors.


     (d)(2) Other arrangements.       None.

     (e) Termination of employment and change of control arrangements.     None.

ITEM 2 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     (a) Security Ownership of Certain Beneficial Owners as of December 31, l995.

Title of class        Name and address of          Amount and      Percent
                      beneficial owner             Nature of
                                                   beneficial       class
                                                   Ownership
--------------------------------------------------------------------------------
Common Stock         Steven H. Walker              5,563,400         60.5%
$.001 par value      3650 Austin Bluffs Parkway
                     Colorado Springs, CO

Common Stock         Christopher S. Walker           304,800          3.3%
$.001 par value
Common Stock         All officers and              5,868,200         63.8%
$.001 par value      directors as a group

     (c) Changes in control. none

ITEM   13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     (a) Transactions With Management and Others.

      Steven H. Walker, President and CEO receives cash salaries and consulting fees totaling $63,000 per annum plus 10% of the net profit before taxes.

                                     PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed apart of this Report of the Company immediately following the signature page.

1.   Financial Statements

     Report of Certified Public Accountants

     Balance Sheets - December 31, 1996

     Statements of Operations - Years ended December 31, 1996, and 1995.

     Statement of  Stockholders'  Equity - Years ended  December  31, 1996,  and
     1995.

     Statements of Cash Flows - Years ended December 31, 1996, and 1995.

     Notes to Financial Statements

2. Financial Statement schedules required to be filed immediately follow Item 14 of this Form 10-KSB

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMERICAN GENERAL VENTURES, INC.


                                       By: /S/  STEVEN H. WALKER
                                           ------------------------------------
                                           Steven H. Walker
                                           President/CEO
Date:

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  July 7, 1997                             /S/  STEVEN H. WALKER
      -----------------                         --------------------------------
                                                Steven H. Walker, President
                                                Director

Date:  July 7, 1997                             /S/  CHRISTOPHER S. WALKER
     ------------------                         --------------------------------
                                                Christopher S. Walker, Secretary
                                                Treasurer, Director

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors and Shareholders
American General Ventures, Inc.


We have audited the consolidated balance sheet of American General Ventures, Inc. as of December 31, 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the two year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of American General Ventures, Inc. as of December 31, 1996, and the results of its operations and cash flows for each of the years in the two year period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                        Winter, Scheifley & Associates, P.C.
                                        Certified Public Accountants

Englewood, Colorado
May 22, 1997

American General Ventures, Inc.
Consolidated Balance Sheet
December 31, 1996

Current assets:
                                                           -----------
  Cash                                                     $    23,984
  Accounts receivable, trade                                    19,551
  Inventory                                                    167,987
  Prepaid expenses                                               2,000
                                                           -----------
      Total current assets                                     213,522

Property and equipment, at cost, net of
  accumulated depreciation of $27,454                           70,089

Goodwill, net of amortization of $22,795                        24,971
                                                           -----------
                                                           $   308,582
                                                           ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
 Current portion of long-term debt                         $     8,083
  Accounts payable                                             174,231
  Accrued salaries, officers                                    98,075
  Customer deposits                                             39,000
  Accrued interest - related party                              25,729
  Accrued expenses, other                                        8,948
                                                           -----------
      Total current liabilities                                354,066

Notes payable - shareholders                                   429,672
Long-term debt                                                  35,496
Commitments and contingencies (Note 9)

Stockholders' equity:
 Preferred stock, no stated value
   8,000,000 shares authorized,
  no shares issue and outstanding                                 --
 Common stock, $.001 par value,
  900,000,000 shares authorized,
  9,200,000 shares issue and outstanding                         9,200
 Additional paid-in capital                                  1,702,099
 Accumulated deficit                                        (2,221,951)
                                                           -----------
                                                              (510,652)
                                                           -----------
                                                           $   308,582
                                                           ===========
See accompanying notes to consolidated financial statements

American General Ventures, Inc.
Consolidated Statement of Operations
Years Ended December 31, 1996 and 1995

                                                        1996            1995
                                                    ----------------------------

                                                    ----------------------------
Sales                                               $ 1,397,850      $   985,979
Cost of sales                                         1,365,308          721,372
                                                    ----------------------------
Gross profit                                             32,542          264,607

Other costs and expenses:
 General and administrative                             701,032          187,709
                                                    ----------------------------
Income (loss) from operations                          (668,490)          76,898

Other income and (expense):
 Interest and dividend income                              --              2,148
 Realized gain on sale of investments                      --              7,335
 Other income                                              --             34,000
 Interest expense - related party                       (25,729)            --
 Interest expense                                       (29,692)            --
                                                    ----------------------------
                                                        (55,421)          43,483
                                                    ----------------------------

Income (loss) before income taxes                      (723,911)         120,381
Provision for income taxes                                 --               --
                                                    ----------------------------

  Net income (loss)                                 $  (723,911)     $   120,381
                                                    ============================


Earnings (loss) per share:
 Net income (loss)                                  $     (0.08)     $      0.01
                                                    ============================

 Weighted average shares outstanding                  9,200,000        8,300,000
                                                    ============================











See accompanying notes to consolidated financial statements.

American General Ventures, Inc.
Consolidated Statement of Changes in Stockholders'
Equity
Years Ended December 31, 1996 and 1995


                                     Common Stock         Additional
                                -----------------------    Paid -in     Accumulated
                                  Shares       Amount       Capital      (Deficit)       Total
                                ------------------------------------------------------------------

Balance, December 31, 1994      8,000,000   $     8,000   $ 1,664,299   $(1,618,421)   $    53,878

Shares issued for services      1,200,000         1,200        37,800          --           39,000

Net income for the year              --            --            --         120,381        120,381
                                ------------------------------------------------------------------
 Balance, December 31, 1995     9,200,000         9,200     1,702,099    (1,498,040)       213,259

Net (loss) for the year              --            --            --        (723,911)      (723,911)
                                ------------------------------------------------------------------
Balance, December 31, 1996      9,200,000         9,200     1,702,099    (2,221,951)      (510,652)







See accompanying notes to consolidated financial statements.

American General Ventures, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 1996 and 1995

                                                                      1996                    1995
                                                                   ----------------------------------
Net income (loss)                                                   $(723,911)              $ 120,381
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
   Depreciation and amortization                                       12,255                   5,980
   Stock issued for services                                             --                    38,999
   Realized (gains) losses on marketable securities                      --                    (9,768)
   Unrealized (gains) losses on marketable securities                    --                      --
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                        112,097                (127,994)
    (Increase) decrease in inventory                                    2,929                 (78,134)
    (Increase) decrease in prepaid expenses                             2,024                   3,618
    (Increase) decrease in other assets                                 4,874                  (2,450)
    Increase (decrease) in customer deposits                           39,000                    --
    Increase (decrease) in related party accruals                     123,804
    Increase (decrease) in accounts payable and
        accrued expenses                                              155,756                     753
                                                                    ---------------------------------
       Total adjustments                                              452,739                (168,976)
                                                                    ---------------------------------
  Net cash (used in)
   operating activities                                              (271,172)                (48,595)
                                                                    ---------------------------------

Cash flows from investing activities:
   Acquisition of plant and equipment                                  (1,740)                (29,084)
   Liquidation of marketable securities                                  --                    70,209
                                                                    ---------------------------------
Net cash (used in) investing activities                                (1,740)                 41,125
                                                                    ---------------------------------

                                                                    ---------------------------------
Cash flows from financing activities:
   Increase in bank overdraft                                            --                     1,666
   Repayment of long-term debt                                         (3,085)
   Increase in officer loans                                          299,981                    --
                                                                    ---------------------------------
  Net cash provided by
   financing activities                                               296,896                   1,666
                                                                    ---------------------------------

                                                                    ---------------------------------
Increase (decrease) in cash                                            23,984                  (5,804)
Cash and cash equivalents,
 beginning of period                                                     --                     5,804
                                                                    ---------------------------------
Cash and cash equivalents,
 end of period                                                      $  23,984               $    --
                                                                    =================================

See accompanying notes to consolidated financial statements.

                                              20

American General Ventures, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 1996 and 1995

                                                                                1996              1995
                                                                             ------------------------------

Supplemental cash flow information:
   Cash paid for interest                                                    $   1,803           $    --
   Cash paid for income taxes                                                $   --              $    --

Non-cash investing and financing activities:
   Assets acquired by issuance of long-term debt                             $46,664             $    --








See accompanying notes to consolidated financial statements.



                         American General Ventures, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 1996


Note 1. Organization and Summary of Significant Accounting Policies.
        -----------------------------------------------------------

The Company was incorporated in Nevada in November 1984. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, ACI Micro Systems, Inc., a manufacturer and distributor of computers and related products, which was acquired on September 11, 1987. All significant inter-company items have been eliminated in consolidation.. The Company distributes its products through a retail outlet in Colorado Springs, CO and through a national retail chain in the southwestern United States.

     Inventory:
Inventory is valued at the lower of cost or market on a first-in first-out basis and consists primarily of raw materials and finished goods of the computer business.

     Property, Plant and Equipment:
Property, plant and equipment are recorded at cost and are depreciated based upon estimated useful lives using the straight-line method. Estimated useful lives range from 3 to 5 years for furniture and fixtures and from 5 to 10 years for equipment.

     Earnings Per Share:
Per share amounts are based on the weighted average number of common shares outstanding. Common stock equivalents are not considered in years when operating losses are incurred as their effect would be anti-dilutive.

     Revenue Recognition:
Revenue is recognized at the time the product is delivered or the service is performed. Revenue related to long term service contracts is recognized on a pro rata basis over the term of the contract. Provision for sales returns are estimated based on the Company's historical return experience.

     Intangible Assets:
Intangible assets consist of goodwill related to the acquisition of a subsidiary company. Goodwill is being amortized using the straight line method over a period of 20 years.

      Cash:
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

      Estimates:
The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The Company made sales to its major customer, see Note 10, on terms which include a guaranteed right of return. At December 31, 1996 the Company accrued $39,000 related to anticipated returns.

     Advertising costs:
Advertising costs are charged to operations when the advertising first takes place. Advertising costs charged to operations were $15,554 and $7,818 in 1996 and 1995, respectively.

     Fair value of financial instruments
The Company's short-term financial instruments consist of cash and cash equivalents, accounts and loans receivable, and payables and accruals. The carrying amounts of these financial instruments approximates fair value because of their short-term maturities. Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and accounts receivable, trade. During the year the Company did not maintain cash deposits at financial institutions in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation. The Company has a major customer, (see Note 10) the loss of which could have a material negative impact upon the Company. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments

     Stock-based Compensation
The Company  adopted  Statement  of Financial  Accounting  Standard No. 123 (FAS
123), Accounting for Stock-Based Compensation beginning with the Company's first quarter of 1996. Upon adoption of FAS 123, the Company continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees. No stock based compensation was paid by the Company during the year ended December 31, 1996.


Note 2.  Inventory.
         ---------

Inventory at December 31, 1996 consists of the following:

         Raw materials                   $    102,555
         Finished goods                        65,432
                                         ------------
                                         $    167,987
                                         ============


Note 3.  Property, Plant and Equipment.
         -----------------------------

Property, plant and equipment consists of the following at December 31, 1996

         Office furniture and equipment       $    50,879
         Vehicles                                  46,664
                                             ------------
         Less accumulated depreciation           (27,454)
                                             -----------
                                             $    70,089
                                             ===========



Depreciation charged to operations was $9,867 and $3,642 for the years ended December 31, 1996 and 1995 respectively. Vehicles are pledged as collateral for the underlying purchase financing contracts, see Note 8.


Note 4.  Goodwill.
         --------

Amortization of goodwill amounted to $2,388 for each of the years ended December 31, 1996 and 1995 and was computed using the straight line method over a twenty year period. Goodwill recorded by the Company represents the excess of the purchase of ACI Micro Systems, Inc. over the net assets acquired.

Note 5.  Stockholders' Equity.
         --------------------

During the year ended December 31, 1995 the Company issued 1,200,000 shares of its restricted common stock for services provided by its president and an employee. The shares were valued at 1/2 of the bid price ($.0325 per share) for the Company's common stock upon reestablishment of the public market for the stock during January 1996.


Note 6. Income Taxes.
        ------------

The Company has not provided for income taxes for the year ended December 31, 1996 due to an operating loss.

     A reconciliation of federal income taxes computed at statutory rates to the provision for income taxes is as follows at December 31, 1995:

          Taxes computed at statutory  rates (34%)             $   40,930
          Utilization of net operating
           loss carryforward                                      (40,930)
                                                               ----------
          Provision for income taxes                           $     --
                                                               ==========

The Company has net operating loss carryforwards available to offset future taxable income of approximately $2,215,000. Such carryforward amounts expire in years beginning in 2002 as follows:

                         2002                             $214,000
                         2003                             $233,000
                         2004                             $353,000
                         2005                             $190,000
                         2007                             $140,000
                         2008                             $280,000
                         2009                             $ 81,000
                         2011                             $724,000

The Company does not anticipate the utilization of these net operating losses in the near future and has established a valuation allowance for the full amount of deferred tax asset ($707,000) estimated to arise therefrom. The reserve amount decreased by approximately $44,000 during the year ended December 31, 1995 and increased by approximately $246,000 during the year ended December 31, 1996.


Note 7. Related Party Transactions.
        --------------------------

The Company is obligated to compensate its president at the rate of $63,000 plus 10% of pre tax profits per annum effective January, 1992.

During 1992 the balance due for cash advances and deferred salary to the Company's president was converted to an unsecured note with interest at 10% per annum due in installments through August, 2000. The balance on this note was at $129,691 December 31, 1996. The Company was unable to meet repayment requirements during 1995 and 1996 and the Company's president elected to forgo interest on the note for the year ended December 31, 1995. The Company has accrued interest of $12,969 for the year ended December 31, 1996.

During  the  year  ended  December  31,  1995,  the  Company's   president  made
approximately $210,000 of working capital advances to the Company which were repaid in full at year end.

During the year ended December 31, 1996, the Company's president made working capital advances to the Company of $44,781 and assumed personal liability for funds advanced to the Company pursuant to a line of credit with a bank amounting to $255,200.


Note 8. Long-term debt
        --------------

During the year ended December 31, 1996, the Company entered into two vehicle purchase contracts which provide for monthly repayments aggregating $968 though 2001. The contracts bear interest at 8.5% per annum and are secured by the Company's vehicles. Aggregate amounts due under the contracts are $8,083 in 1997, $8,827 in 1998, $9,639 in 1999, $10,526 in 2000 and $6,504 in 2001.


Note 9. Commitments and contingencies
        -----------------------------

Operating leases

The Company leases its facilities under an operating leases through May 31, 1999. Minimum future rentals payable under the leases are as follows:


                       Year                               Amount
                       ----                               ------

                       1997                              $ 17,574
                       1998                                18,453
                       1999                                 7,875
                                                         --------
                                                         $ 43,902
                                                         ========

Rent expense amounted to $52,843 and $20,920 for the years ended December 31, 1996 and 1995, respectively.

The Company began factoring certain of accounts receivable on a full recourse basis during September 1996. At December 31, 1996 the Company had uncollected accounts receivable transferred to the factor amounting to $85,824 and had received gross proceeds from the factor amounting to $736,961 during the year ended December 31, 1996.

Note 10.  Sales to major customers
          ------------------------

During the year ended December 31, 1996, the Company recorded revenue for goods or services provided to client companies that comprise greater than 10% of total revenues as follows:

          Wal-Mart  Stores, Inc.                       $975,940

During the year ended December 31, 1995, the Company recorded revenue for goods or services provided to client companies that comprise greater than 10% of total revenues as follows:

          Wal-Mart  Stores, Inc.                        $254,863
          DC Private Industry Council                   $169,000