Form 10QSB
period 1997-03-31
AMERICAN GENERAL VENTURES INC
filed 1997-07-08
CIK 761034

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Three Months Ended:    March 31, 1997
                               --------------

                [ X ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

For the transition period from:            to:

Commission file Number 0-14039

                        AMERICAN GENERAL VENTURES, INC.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            NEVADA                                    11-2712721
 ------------------------------                    -----------------
(State or Other Jurisdiction of                     I.R.S. Employer
Incorporated or Organization)                      Identification No.

                                1065 Elkton Drive
                           Colorado Springs, Colorado
                     --------------------------------------
                    (Address of Principal Executive Offices)

                                 (719) 532-9442
                          -----------------------------
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
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check mark whether the issuer has filed all documents and reports required to be filed by Sections 2, 12, or 15 (d) of the Securities Exchange Act after the
distribution of securities under a plan confirmed by a court. Yes      No
                                                                  ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

Common Stock $.001 par value,                           9,200,000
     (title of class)                            (Shares outstanding at
                                                     March 31, 1997)

                         AMERICAN GENERAL VENTURES, INC.

                                   FORM 10-QSB

                      FOR THREE MONTHS ENDED MARCH 31, 1997


                                      INDEX


                         PART I - FINANCIAL INFORMATION


ITEM 1 - Financial Statements                                 PAGE

     Balance Sheet as of March 31, 1997 & 1996                 3

     Income Statements for quarters ending                     4
     March 31, 1997 & 1996

     Statement of Cash Flows for three months
     ended March 31, 1997 & 1995                               5

ITEM 2 - Management Discussion and Analysis                    6

                           PART II - OTHER INFORMATION

ITEMS 1-5                                                      7


SIGNATURE PAGE                                                 7

                         AMERICAN GENERAL VENTURES, INC.
                           CONSOLIDATED BALANCE SHEET
                         MARCH 31, 1997 & MARCH 31, 1996

ASSETS                                                3-31-97          3-31-96
                                                    ----------       ----------
Current Assets:
         Cash                                           (7,898)         (34,015)
         Accounts Receivable                           131,501          192,999
         Inventory-For Sale                            240,211          404,574
         Inventory-Office Equipment                        -0-            7,642
                                                    ----------       ----------
         Total Current Assets                          363,814          571,200

         Net Prop,Plant,Equip and                       70,089           31,552
         Vehicles, Less Accumulated
         Depreciation (($27,454)
         Other Assets (Goodwill)                        24,971           27,360
                                                    ----------       ----------
         Total Assets                                  458,874          630,112
                                                    ==========       ==========

LIABILITIES and STOCKHOLDERS' EQUITY

         Current Liabilities
         Account Payables                              194,394           36,903
         Other Current Liabilities                      10,051           75,259
         Accrued Salaries-Officers                      98,075              -0-
         Bank Line of Credit                               -0-          150,000
         Accrued Interest                               25,729
                                                    ----------       ----------
         Total Current Liabilities                     328,249          252,162

Long Term Liabilities:
         Notes Payable-Officer                         396,528          129,691
         Bank Loan                                      35,495
                                                    ----------       ----------
         Total Long Term Liabilities                   432,023          129,691
                                                    ----------       ----------
         Total Liabilities                             760,272          381,853

Stockholders' Equity:
         Common Stock                                    9,200              800
         Paid in Capital                             1,702,099        1,671,499
         Beginning Retained Earning,                (2,012,697)      (1,569,697)
                                                    ----------       ----------
         Total Equity                                 (301,398)         248,259
                                                    ----------       ----------
         Total Liabilities & Equity                    458,874          630,112
                                                    ==========       ==========

                         AMERICAN GENERAL VENTURES, INC.
                          CONSOLIDATED INCOME STATEMENT
                       QTRS ENDING MARCH 31, 1997 & 1996

                                                         1ST QTR        1ST QTR
                                                          1997            1996
                                                        --------        --------

REVENUES                                                 297,849         417,078

Cost and Expenses:
         Cost of Sales                                   242,937         270,172
         Sell & General Admin                             97,445         111,673
         Interest                                            -0-             -0-
                                                        --------        --------
         Total Cost & Expenses                           340,382         381,835
                                                        --------        --------
Income (Loss) from Operations                            (42,533)         35,233
                                                        --------        --------

Other Income & Expenses:
         Interest Income                                     -0-             -0-
                                                        --------        --------
         Total Other Income/Expense                          -0-             -0-
                                                        --------        --------

Net Income (Loss)                                        (42,533)         35,233
                                                        ========        ========

                         AMERICAN GENERAL VENTURES, INC.
                             CONSOLIDATED CASH FLOW
                  FOR THREE MONTHS ENDING MARCH 31, 1997 & 1996


                                                          1997           1996
                                                        --------       --------

Cash Flow from Operating Activities
         Net Income (Loss)                               (42,533)        35,233


Adjustments to Reconcile Net Income
to Net Cash:
         Inc (Dec) in Accounts Receivable                246,190       (192,999)
         Inc (Dec) in Inventory                         (217,840)      (118,814)
         Inc (Dec) in Other Assets                         1,931            -0-
         Inc (Dec) in Accounts Payable                    20,162         36,903
         Inc (Dec) in Payroll Tax Payable                 (4,262)           -0-
         Inc (Dec) in Sales Tax Payable                     (501)         1,830
                                                        --------       --------
Net Cash Provided by (Used In
Operating Activities                                      45,680       (239,122)

Cash Flow from Investing Activities:
         Inc (Dec) in Marketable Sec                         -0-            -0-
         Plant and Equipment                                 -0-            -0-
                                                        --------       --------
Net Cash Provided by (Used in)
Investing Activities                                         -0-            -0-

Cash Flow from Financing Activities:
         Inc (Dec) in Notes Payable                          -0-        150,000
         Inc (Dec) in Notes Pay-Walker                   (33,144)        60,000
         Inc (Dec) in Long-Term Debt                      (1,995)           -0-
                                                        --------       --------
Net Cash Provided by (Used in)
Financing Activities                                     (35,099)       210,000
                                                        --------       --------

         Inc (Dec) in Cash                               (31,952)       (29,122)

         Cash (Beginning)                                 23,923         (4,893)

         Cash (Ending)                                    (8,029)       (34,015)
                                                        ========       ========

                         AMERICAN GENERAL VENTURES, INC.
                                   FORM 10-QSB
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997


                   ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS

Results of Operations

From January 1, 1997 through March 31, 1997 the Company revenues were $297,849 compared with $417,078 for the same period a year ago. The Company had a loss of ($42,533) for this period compared to a gain of $35,233 the same period a year ago. The loss was due to an increase in selling and general and administrative expenses arising from the Company's expansion into more Wal-Mart stores. Even though the Company continued to expand into additional Wal-Mart stores, less product was shipped because there was an uncertainty as to whether the Company would receive interim financing. The Company did not take some orders for fear that they might not get filled and possibly affect its relationship with Wal-Mart. The Company has slowed its expansion from previous quarters until there is assurance that demand can be met. Sales to Wal-Mart for the 1st quarter 1997 were nearly the same as for the 1st quarter in 1996.expects that the expansion will result in increased revenues in the future.

The Company has modified its marketing approach with Wal-Mart. The number of computers shipped to a Wal-Mart store will be contingent upon the demographics of the store's location. The Company has also implemented a way for Wal-Mart customers to customize the configuration of the computer they purchase. The electronic department, in some Wal-Mart stores, have configuration sheets that a customer may use to choose the computer components in his or her computer system. The "build your own computer" concept reduces the need for stocking and nullifies the guaranteed sale provision in the Company's vendor agreement with Wal-Mart.

The Company has expanded its marketing to the Internet. A second vendor agreement with Wal-Mart allows the Company to sell its computers through Wal-Mart's world wide web page(www.Wal-Mart.com). Seven computer models are now on Wal-Mart's page and the "build your own computer" is expected to be available by the end of July 1997.

The Commerce Department expects that by the year 2000, there will be $200 billion in sales on the Internet in the United States. The Company has positioned itself nicely to exploit this market. The Company is on Wal-Mart's and Prodigy's World Wide Web(www.Prodigy.net) site, is promoted by the Internet Stock Guide (www.StockGuide.com) and Stock Research Group (www.StockGroup.com), and has its own web page (www.ACImicro.com. Each of the sites are linked to each other and provides information about the Company and how to purchase its product. Management feels that the Company is well positioned to benefit from the tremendous market available through the Internet.

The Company's agreement with The Internet StockGuide(ISG) provides for ISG to promote the Company on its web page. ISG promotes only small cap companies and limits the number of companies to 19 they feature on their web page. ISG fees will be paid through the issuance of the Company's common stock and options to purchase the Company's common stock. Steven Walker, President of the Company has returned 1,000,000 shares of his personal stock to the Company so that when the first tiers of the options are exercised, the existing shareholders will not be diluted.

Working Capital and Capital Resources

Working capital at March 31, 1997 (current assets less current liabilities) totaled $35,565 compared with $319,038 at March 31, 1996. The decrease in working capital was due to increased expenses required for the Company to continue its expansion with Wal-Mart stores. The expansion costs have been financed by personal loans from Company's President, Steven Walker. Steven Walker has demonstrated his confidence in the Company's potential by personally loaning the Company $465,000.

The Company has commitments from an investment banker to factor its Wal-Mart purchase orders. The funds available from the investment banker is sufficient for major growth. The Company is seeking interim financing to be used primarily for marketing expenses.

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

Item 3     Defaults Upon Senior Securities - None

Item 4     Submission of Matters to a Vote of Securities Holders - None

Item 5     Other Information - None

Item 6     Exhibits and Reports on Form 8-K - None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                  AMERICAN GENERAL VENTURES, INC.


                                  By: /S/  STEVEN H. WALKER
                                     ------------------------------------------
                                     President/CEO

Date: July 7, 1997