Form 10QSB
period 1997-06-30
AMERICAN GENERAL VENTURES INC
filed 1997-08-28
CIK 761034

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Three Months Ended:   June 30, 1997
                              -------------

                [ X ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

For the transition period from:                     to:
                                -------------------     -------------------

Commission file Number                 0-14039

                         AMERICAN GENERAL VENTURES, INC.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            NEVADA                               11-2712721
 ------------------------------                  -----------------
(State or Other Jurisdiction of                  I.R.S. Employer
Incorporated or Organization)                    Identification No.

                      3650 Austin Bluffs Parkway-Suite 138
                           Colorado Springs, Colorado
                     -------------------------------------
                    (Address of Principal Executive Offices)

                                 (719) 548-1616
                          -----------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

Common Stock $.001 par value,                  9,200,000
  (title of class)                       (Shares outstanding at
                                             June 30, 1997)

                         AMERICAN GENERAL VENTURES, INC.

                                   FORM 10-QSB

                      FOR THREE MONTHS ENDED June 30, 1997


                                      INDEX


                         PART I - FINANCIAL INFORMATION


ITEM 1 - Financial Statements                                           PAGE

     Balance Sheet as of June 30, 1997 & June 30,1996                    3

     Income Statements for quarters ending                               4
     June 30, 1997 & 1996

     Statement of Cash Flows for three months ended                      5
     June 30, 1997 & 1996

ITEM 2 - Management Discussion and Analysis                              6


                           PART II - OTHER INFORMATION

ITEMS 1-5                                                                7


SIGNATURE PAGE                                                           8

                         AMERICAN GENERAL VENTURES, INC
                           CONSOLIDATED BALANCE SHEET
                          JUNE 30, 1997 & JUNE 30, 1996
                                   (UNAUDITED)

ASSETS                                                6-30-97          6-30-96
                                                    ----------       ----------
Current Assets:
         Cash                                            3,038              610
         Marketable Securities                             -0-              -0-
         Accounts Receivable                            73,880          177,510
         Inventory                                     295,783          442,507
         Other Current Assets                              -0-              -0-
                                                    ----------       ----------
         Total Current Assets                          375,047          620,627

         Net Prop,Plant,Equip                           70,118           31,552

         Other Assets                                   24,971           27,360
                                                    ----------       ----------
Total Assets                                           470,136          679,539
                                                    ==========       ==========
LIABILITIES and STOCKHOLDERS' EQUITY

Current Liabilities:
         Notes Payable-Officer                             -0-          281,200
         Accounts Payable                              290,931           58,222
         Other Current Liabilities                     142,722           7,4333
                                                    ----------       ----------
         Total Current Liabilities                     433,653          346,855

Long Term Liabilities:
         Notes Payable-Officer                         501,151          129,691
         Long Term Debt                                 35,495              -0-
                                                    ----------       ----------
Total Liabilities                                      970,299          476,546

Stockholders' Equity:
         Common Stock                                    9,200            9,200
         Paid in Capital                             1,702,099        1,702,099
         Accumulated Deficit                        (2,211,462)      (1,588,400)
                                                    ----------       ----------
         Total Equity                                 (500,163)         202,933
                                                    ----------       ----------
         Total Liabilities & Equity                    470,136          679,539
                                                    ==========       ==========

                         AMERICAN GENERAL VENTURES, INC.
                          CONSOLIDATED INCOME STATEMENT
                        QTRS ENDING JUNE 30, 1997 & 1996
                                  (UNAUDITED)

                                                     2ND QTR           2ND QTR
                                                      1997              1996
                                                    ----------        ----------

REVENUES                                               310,727           423,365

Cost and Expenses:
     Cost of Sales                                     245,143           275,248
     Sell & General Admin                               97,591           103,256
     Interest                                              -0-               -0-
                                                    ----------        ----------
     Total Cost & Expenses                             342,734           378,504
                                                    ----------        ----------
Net Income (Loss) Before Taxes                         (32,007)           44,861

Income Tax Expense                                         -0-               -0-

Net Income (Loss)                                      (32,007)           44,861

Net Income Per common Share                                .00               .00

Weighted Average Common Shares
Outstanding                                          9,200,000         9,200,000
                                                    ==========        ==========

                        AMERICAN GENERAL VENTURES, INC.
                             CONSOLIDATED CASH FLOW
                  FOR THREE MONTHS ENDING JUNE 30, 1997 & 1996
                                  (UNAUDITED)

                                                         1997            1996
                                                      ---------       ---------
Cash Flow from Operating Activities
     Net Income (Loss)                                  (32,007)         44,861

Adjustments to Reconcile Net Income
to Net cash:
     Inc (Dec) in Accounts Receivable                  (151,429)         50,310
     Inc (Dec) in Inventory                             (13,280)        (16,272)
     Inc (Dec) in Other Assets                           (2,479)            112
     Inc (Dec) in Accounts Payable                       98,137         (35,636)
     Inc (Dec) in Payroll Tax Payable                     1,330          (5,890)
     Inc (Dec) in Sales Tax Payable                        (565)           (330)
                                                       --------        --------

Net Cash Provided by (Used In)
Operating Activities                                    (68,286)        (37,455)

Cash Flow from Investing Activities:
     Inc (Dec) in Marketable Sec                            -0-             -0-
     Plant and Equipment                                    (30)            -0-
                                                       --------        --------

Net Cash Provided by (Used in)
Financing Activities                                    111,126          71,200
                                                       --------        --------

     Inc (Dec) in cash                                   10,803          33,745

     Cash (Beginning)                                    (8,029)        (33,247)

     Cash (Ending)                                        2,774             498

                        AMERICAN GENERAL VENTURES, INC.

                                  FORM 10-QSB

                     FOR THE THREE MONTHS ENDED JUNE, 1997

                  ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS

Results of Operations

During the period from April 1, 1997 through June 30, 1997 the Company revenues were $310,727 compared to $423,365 for the same period in 1996. The decrease in revenues was due to decreased orders for computers and accessories from Wal-Mart Stores, Inc. taken by the Company's subsidiary ACI Micro Systems, Inc. ACI has reduced its sales with Wal-Mart retail stores since it was issued a second vendor number from Wal-Mart Online. The Company plans to emphasize selling its product through Wal-Mart's World Wide Web Page and de-emphasize its sales in Wal-Mart retail stores. The Company experienced considerable losses because of its guaranteed sale provision with the retail stores. Many Wal-Mart stores ordered more computers than they were able to sell and consequently returned the unsold systems. The online sales are sold before they are shipped and reduces the guaranteed sale problem.

The Company presently offers seven preconfigured computer systems on Wal-Mart's web page and expects to have a build your own desktop and laptop computer online in October 1997. The build your own computer has been very successful with Dell Computers and Gateway 2000. The Company expects that by partnering with Wal-Mart it will capture a percentage of Dell's and Gateway's market share.

Wal-Mart Online has featured the Company's computers on its home page. Wal-Mart Online used one of the Company's computers to celebrate its 1st anniversary by selling it below cost for a period of two weeks. The Company was listed in the top five vendors in revenues for Wal-Mart Online.

In addition to selling its computers online, the Company will continue to sell to Wal-Mart stores but without a guaranteed sale. The most recent vendor agreement from Wal-Mart removed the guaranteed sale provision.

The Company is seeking additional avenues for selling its computers. The Company is in discussions with a national educational Internet company who has expressed interest in purchasing its computers for work stations in the classroom. Its products are also listed on shopping malls of several other web pages.

The Company has an agreement with Prodigy to load its Prodigy Internet software on each computer sold. If the purchaser of the computer decides to continue with Prodigy services after the 30 free trial, Prodigy will pay the Company a bounty. Prodigy has expressed interest in selling the Company's computers through Prodigy's shopping network.

Working Capital and Capital Resources

Working capital at June 30, 1997 (current assets less current liabilities) totaled ($58,606) compared to $273,772 at June 30, 1996. The decrease in working capital was due to a decrease in accounts receivable and inventory.

The Company has implemented several means to raise short term capital. The Company expects to receive sufficient resources to meet its capital requirement.

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


                                      AMERICAN GENERAL VENTURES, INC.


                                      By: /s/  Steven H. Walker
                                          -------------------------------------
                                          President/CEO


Date:  August 21, 1997