Form 10QSB
period 1997-09-30
AMERICAN GENERAL VENTURES INC
filed 1997-12-22
CIK 761034

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Three Months Ended: September 30, 1997

                [ X ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

                  For the transition period from:         to:

                         Commission file Number 0-14039

                         AMERICAN GENERAL VENTURES, INC.
              -----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            NEVADA                                                11-2712721
-------------------------------                               ------------------
(State or Other Jurisdiction of                               I.R.S. Employer
Incorporated or Organization)                                 Identification No.

                      3650 Austin Bluffs Parkway-Suite 138
                           Colorado Springs, Colorado
                     --------------------------------------
                    (Address of Principal Executive Offices)

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
                                Yes  x    No
                                   -----    -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check mark whether the issuer has filed all documents and reports required to be filed by Sections 2, 12, or 15 (d) of the Securities Exchange Act after the
distribution of securities under a plan confirmed by a court.    Yes__ No__

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

Common Stock $.001 par value,                                    9,200,000
-----------------------------                              ---------------------
     (title of class)                                     (Shares outstanding at
                                                            September 30, 1997)

AMERICAN GENERAL VENTURES, INC.

                                   FORM 10-QSB

                    FOR THREE MONTHS ENDED SEPTEMBER 30, 1997


                                      INDEX


                         PART I - FINANCIAL INFORMATION


ITEM 1 - Financial Statements                                   PAGE

     Balance Sheet as of                                         3
     September 30, 1997 & September 30,1996

     Income Statements for quarters ending                       4
         September 30, 1997 & 1996

         Statement of Cash Flows for three months ended          5
         September 30, 1997 & 1996

ITEM 2 - Management Discussion and Analysis                      6


                           PART II - OTHER INFORMATION

ITEMS 1-5                                                        7


SIGNATURE PAGE                                                   8

                         AMERICAN GENERAL VENTURES, INC
                           CONSOLIDATED BALANCE SHEET
                     SEPTEMBER 30, 1997 & SEPTEMBER 30, 1996
                                   (UNAUDITED)

ASSETS                                                9-30-97          9-30-96
------                                                -------          -------

Current Assets:
         Cash                                           17,073          (47,048)
         Marketable Securities                             -0-              -0-
         Accounts Receivable                            66,472          299,743
         Inventory                                     276,000          500,393
         Other Current Assets                              -0-              -0-
                                                    ----------       ----------
         Total Current Assets                          359,545          753,088

         Net Prop,Plant,Equip                           70,118           31,552
         Other Assets                                   29,971           27,360
                                                    ----------       ----------
Total Assets                                           470,136          812,000
                                                    ==========       ==========
LIABILITIES and STOCKHOLDERS' EQUITY

Current Liabilities:
         Notes Payable-Officer                             -0-          302,573
         Accounts Payable                              188,478          138,669
         Other Current Liabilities                       7,433            8,033
                                                    ----------       ----------
         Total Current Liabilities                     195,911          449,275

Long Term Liabilities:
         Notes Payable-Officer                             -0-          129,691
     Long Term Debt                                     35,945              -0-
                                                    ----------       ----------
Total Liabilities                                      231,406          578,966

Stockholders' Equity:
         Common Stock                                9,200,000        9,200,000
         Paid in Capital                             1,702,099        1,702,099
         Accumulated Deficit                        (1,588,400)      (1,478,265)
                                                    ----------       ----------
         Total Equity                                  238,730          233,034
                                                    ----------       ----------
         Total Liabilities & Equity                    470,136          812,000
                                                    ==========       ==========

                         AMERICAN GENERAL VENTURES, INC.
                          CONSOLIDATED INCOME STATEMENT
                      QTRS ENDING SEPTEMBER 30, 1997 & 1996
                                   (UNAUDITED)

                                                      3RD QTR           3RD QTR
                                                       1997              1996
                                                    ----------        ----------

REVENUES                                               109,385           504,728

Cost and Expenses:
         Cost of Sales                                  86,414           355,445
         Sell & General Admin                           73,372           119,242
         Interest                                          -0-               -0-
                                                    ----------        ----------
         Total Cost & Expenses                         159,786           474,687
                                                    ----------        ----------
Income (Loss) from Operations                          (50,401)           30,041

Interest Income                                            -0-               -0-

Net Income (Loss) Before Taxes                         (50,401)           30,041

Income Tax Expense                                         -0-               -0-

Net Income (Loss)                                      (50,401)           30,041
Net Income Per Common Share                                .00               .00

Weighted Average Common Shares                       9,200,000         9,200,000
Outstanding
                                                    ==========        ==========

                         AMERICAN GENERAL VENTURES, INC.
                             CONSOLIDATED CASH FLOW
                FOR THREE MONTHS ENDING SEPTEMBER 30, 1997 & 1996
                                   (UNAUDITED)

                                                           1997           1996
                                                         -------        -------

Cash Flow from Operating Activities
         Net Income (Loss)                               (50,401)        30,040

Adjustments to Reconcile Net Income
to Net Cash:
         Inc (Dec) in Accounts Receivable                162,256       (122,806)
         Inc (Dec) in Inventory                          (27,600)       (37,577)
         Inc (Dec) in Other Assets                        (2,479)           361
         Inc (Dec) in Accounts Payable                   (75,567)        60,480
         Inc (Dec) in Payroll Tax Payable                    -0-          1,343
         Inc (Dec) in Sales Tax Payable                      -0-           (744)
                                                        --------       --------
Net Cash Provided by (Used In)
Operating Activities                                      56,610        (98,943)

Cash Flow from Investing Activities:
         Inc (Dec) in Marketable Sec                         -0-            -0-
         Plant and Equipment                                 -0-            -0-
                                                        --------       --------
Net Cash Provided by (Used in)
Investing Activities                                         -0-            -0-

Cash Flow from Financing Activities:
         Inc (Dec) in Notes Payable                          -0-          1,373
         Inc (Dec) in Notes Pay-Walker                       -0-         20,000
                                                        --------       --------
Net Cash Provided by (Used in)
Financing Activities                                       6,209         21,373
                                                        --------       --------

         Inc (Dec) in Cash                                 6,209        (47,529)

         Cash (Beginning)                                 17,073            498

         Cash (Ending)                                    23,282        (47,031)

                         AMERICAN GENERAL VENTURES, INC.

                                   FORM 10-QSB

                   FOR THE THREE MONTHS ENDED SEPTEMBER, 1997

                   ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS


Results of Operations

During the period from July 1, 1997 through September 30, 1997 the Company revenues were $109,385, compared with $504,728 for the same period in 1996. The decrease in revenues was due to the Company's subsidiary ACI Micro Systems, Inc. restructuring its approach from selling its products to Wal-Mart retail stores to selling its products solely through Wal-Mart Online. Wal-Mart Online issued ACI a second vendor agreement allowing the Company to sell pre-configured desktop computers, notebook computers and build to order (BTO) computers through its Web Site. By restructuring ACI's direction to Wal-Mart Online only, orders to Wal-Mart retail stores were discontinued and resulted in a significant drop in revenues for the third Quarter. Some of the reasons for the restructure were due to the following:

1. Wal-Mart Online does not require the Company to guaranty its sales. That is, the Company's products are delivered only after its product has been purchased by the end user. Some of the Wal-Mart retail stores had over estimated its computer sales and when the computers were not sold, they returned the computers to the Company. The computer industry is plagued with obsolescence that resulted in returned, dated product to the Company.
Significant losses are incurred when liquidating or upgrading the product.

2. Wal-Mart Online has given the Company an exclusive for the BTO desktop and notebook computers.

3. Wal-Mart Online pays net fifteen days from date of shipment.

4. Wal-Mart Online is a new division within Wal-Mart Stores, Inc. and its growth parallels the expected growth for the Company. Last quarter ACI had sales through Wal-Mart Online of $950.00; this quarter ACI had revenues through Wal-Mart Online of $72,287 and expects that the next quarter will generate $150,000 in revenues through Wal-Mart Online. ACI Wal-Mart Online revenues are in the top five for all Online vendors and do not include BTO and notebook computer sales.

5. Since the Wal-Mart Online sales are shipped only when the product is purchased, the need for stocking inventory is greatly reduced. Just in time method of purchasing inventory also reduces computer components becoming obsolete and reduces cost of goods sold.

Profits (loss) were ($50,401) compared to $30,041 compared to the same period a year ago. The losses were due to reduced revenues because the Company stopped selling product to Wal-Mart retail stores and focused solely on Wal-Mart Online sales.

Working Capital and Capital Resources

Working capital at September 30, 1996 (current assets less current liabilities) totaled 163,634 compared to $303,813 at June 30, 1996. The decrease in working capital was due to a decrease in accounts receivable and inventory.

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


                                  AMERICAN GENERAL VENTURES, INC.


                                  By: /s/  Steven H. Walker
                                     -------------------------------------------
                                     President/CEO

Date: December 11, 1997