Form 10KSB
period 1997-12-31
AMERICAN GENERAL VENTURES INC
filed 1998-07-29
CIK 761034

FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended: 12/31/97

     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ____________

                         Commission file number: 0-14039

                         AMERICAN GENERAL VENTURES, INC.
                         -------------------------------
                 (Name of Small Business Issuer in its charter)

                Annual Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934


            NEVADA                                       11-2714721
            ------                                       ----------
   (State of incorporation)                (I.R.S. Employer Identification No.)

                     3650 Austin Bluffs Parkway - Suite 138
                        Colorado Springs, Colorado 80918
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant telephone number, including area code: (719) 548-1616

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value

Check  whether the  Company  (l) has filed all  reports  required to be filed by
Section  13 or 15(d) of the  Securities  and  Exchange  Act of 1934  during  the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

The Company's revenues for its most recent fiscal year. $721,745.

As of December 31, 1997, the market value of the Company's voting $.001 par value common stock held by non-affiliates of the Company was $1,020,000.

The number of shares outstanding of Company's only class of common stock, as of December 31, 1997 was 10,593,666 shares of its $.001 par value common stock.

Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No
                                                  ---   ---

No documents are incorporated into the text by reference.

Transitional Small Business Disclosure Format (check one) Yes     No  X
                                                              ---    ---

                         AMERICAN GENERAL VENTURES, INC.
                                   FORM l0-KSB
                                     PART I

ITEM 1 DESCRIPTION OF BUSINESS

     (a) General Development of Business

     (a) (1) The original purpose of American General Ventures, Inc. (the Company) was to seek potential business ventures, which in the opinion of the management of the Company would provide a profit for the Company. Such involvement would be either as acquisition of existing businesses or the acquisition of assets to establish a subsidiary business for the Company.

     On January 22, l986, the Company signed a letter of intent with Aspen Medical Diagnostics, Inc. and Neuro Medical, Inc., both Utah Corporations, to acquire all of the stock of both of those companies in exchange for 1,000,000 shares of the common stock of the Company to the shareholders of each of the acquired companies or a total of 2,000,000 shares. Both Companies acquired were in the business of establishing medical diagnostic facilities.

     On September 11, 1987, the Company acquired all of the stock of ACI Micro Systems, Inc., a Colorado Corporation. ACI Micro Systems, Inc. was in the business of manufacturing and selling micro computers.

     In January 1991, the Company incorporated Your ATTACHE(C), a wholly owned subsidiary. Your ATTACHE develops and sells licenses of powerful high speed computer systems that provides a mutually beneficial communication and interaction medium between suppliers and consumers. ATTACHE is not active and had no revenues in 1997.

     The Company has not been involved, during the year ended December 31, l997, in any bankruptcy, receivership or similar proceedings.

     (a)(2) Not applicable.

     (b) Financial Information About Industry segments.

     The Company has engaged in a single line of business since September 11, 1987, when the Company acquired ACI Micro Systems. The Company engages in the business of manufacturing computers and sales of computers and computer accessories.

     (c) Narrative Description of Business

     (c)(1)(i) The Company on January 29, l986, acquired 100 percent of outstanding stock of Neuro-Medical, Inc. (Neuro) and Aspen Medical Diagnostics, Inc. (Aspen), both Utah corporations. The letter of intent for said purchase was executed on the 22nd day of January, l986. In exchange, the Company issued 1,000,000 of its restricted shares to the stockholders of Aspen and 1,000,000 of its restricted shares to the stockholders of Neuro.

     The business of Neuro and Aspen was to establish and operate neurological diagnostic centers that provide diagnostic testing for physicians and others in the medical community. The Company made available to the medical community the latest neurological testing and assessment equipment. The officers of the Company for eight years used the Brain Electrical Activity Mapping System (BEAM) which was developed at Harvard University Medical School. The officers of the Company selected the BEAM system because they believed that the system represented a significant advancement over alternative equipment being used for neurological testing in the overall treatment of patients. However, the technology faced resistance from the medical community which created a negative impact upon the growth of the Company. The Company ceased to operate its BEAM centers in 1993.

CURRENT OPERATIONS

     The Company continues to operate ACI Micro Systems, Inc., (ACI), a Colorado Corporation, that manufactures and sells computers and accessories.

     In August 1995, ACI received a national vendor number from Wal-Mart Stores, Inc. authorizing the Company to sell computers and accessories in 1,989 of their retail stores and 245 of their supercenters.

     Wal-Mart Stores selected the ACI computer because it uses non-integrated circuitry and versatile cases with extra bays that allows true upgradability. The ACI computer can grow with the consumer's needs. ACI provides local upgrades, service and technical support.

     ACI began selling it computers in eight stores in Southern Colorado. By December 31, 1996, ACI had expanded to 70 Wal-Mart retail stores in Colorado, New Mexico, Kansas, Nebraska, Iowa, Oklahoma and Missouri.

     Because of ACI's relationship with Wal-Mart stores it received a second vendor number from Wal-Mart Stores, Inc. allowing the Company to sell its products through Wal-Mart's interactive world wide web site (www.Wal-Mart.com). On June 26, 1997, ACI had seven lines of computer systems available to be purchased through Wal-Mart's online server.

PROPOSED OPERATIONS

     ACI has an exclusive agreement with Wal-Mart in which ACI will be the sole manufacturer of Wal-Mart's build to order "BTO" computer. ACI expects that the BTO will be available through Wal-Mart's web site by the end of July 1998. The BTO will be for both desktop and notebook computers. ACI presently has five pre-configured desktop computer systems and a notebook on Wal-Mart's web site.

     In addition to selling its products through Wal-Mart Online, ACI has developed its own web site (www.availpc.com). ACI's web site is promoted by Hotmail, a wholly owned subsidiary of Microsoft. Hotmail is the world's largest e-mail provider with more than nine million members. ACI banner ads on Hotmail are presently eliciting an average of 600 hits per day. If the Hotmail customer chooses, he/she can be directly linked into ACI's web site. ACI offers a fully loaded computer for $799.00 on its web site. ACI's web page will also provide a direct link into Wal-Mart's BTO page.


THE ACI MICRO COMPUTER SYSTEMS

     ACI Micro Systems, Inc., manufactures non-integrated circuitry computer systems that allows true upgradability. Through in-house assembly and outsourcing, ACI presently has a capacity of assembling 15,000 computers per month.

REVENUES

     During the fiscal year ending December 31, 1997, the Company, through its subsidiary, ACI, generated operating revenues of $721,745. In 1996, the Company had $1,397,850 in operating revenues.

     In 1997, the Company had revenues of $721,745 with a net loss of $430,921 compared with $1,397,850 with a net loss of ($723,911) in 1996. The loss for 1997 yielded a net loss of ($0.05) compared to 1996 that yielded ($0.08) per share loss. Revenues of $721,745 for 1997 were down 48 percent from the revenues of $1,397,850 in 1996. The decrease in revenues was in part due to the Company's decision to concentrate on sales through Wal-Mart Online and not to sell to Wal-Mart retail stores. The guaranteed sales provision given to the retail stores forced the Company to credit Wal-Mart for outdated and obsolete product. The last orders shipped to Wal-Mart's retail stores were in April 1997. The Company began selling its products through Wal-Mart Online in June 1997. There were no sales to Wal-Mart for two months in 1997.

     When the Company began selling its products through Wal-Mart's web page, it quickly became one of the top five vendors for Wal-Mart Online. Even though the Company was one the top five vendors for Wal-Mart Online, revenues for the
Company were down from previous quarters. Concentrating on sales through Wal-Mart Online resulted in lower revenues but offered the Company an opportunity to grow with a new division within the largest retailer in the world. When the Company began selling its products through Wal-Mart Online, the Online division was in its development stage.

     (c)(1)(ii) Not applicable.

     (c)(1)(iii) Not applicable.

     (c)(1)(iv) Not applicable.

     (c)(1)(v) The Company's business is not considered seasonal.

     (c)(1)(vi) The Company's working capital of ($142,243) (current assets less current liabilities) would normally cause difficulty for moderate growth. However, with the Company's "just in time" inventory control, the Company can grow without considerable capital infusion. The Company is paid by Wal-Mart 15 days from the date of shipment. The Company has 25 days to pay its major outsourcing facility from the date of ship. This provides the Company a ten day period between receiving funds and having to pay for the product shipped.

     Customers ordering through the Company's own web site must pay, by credit card, for the product at the time of ordering. The Company has the use of these revenues for 30 days before having to pay its supplier.

     (c)(1)(vii) Not applicable.

     (c)(1)(viii) As of December 31, l997, the Registrant was able to fill all orders and did not have any backlog orders.

     (c)(1)(viii) Not applicable.

     (c)(1)(ix) Not applicable.

     (c)(1)(x) COMPETITION. The Company's manufacturing operations faces stiff competition from existing computer manufacturers. The Company has met the competition in the past with its niche in the computer industry. ACI is able to produce computers in America and still be competitive with computers built in foreign countries. The Company's computers are built in America giving the Company a competitive edge to resellers such as Wal-Mart whose philosophy mirrors that of the Company. In addition to "Made in America" the Company builds computers with non-integrated circuitry that allows true upgradability and local service and support.

     ACI has an exclusive arrangement with Wal-Mart Online for its build to order (BTO) computer program on Wal-Mart's web site. Wal-Mart Online's BTO software has been developed exclusively for marketing the Company's desktop and notebook computer. Being an exclusive partner with the largest retailer in the world gives the Company name recognition and a competitive edge over other computer manufacturers.

     ACI's BTO program has an advantage over the larger computer manufacturers because it gives the consumer more choices and lower prices. The Wal-Mart Online customer is able to build a computer system for less than $1,000. This is not possible with some of the larger firms because their standard systems contain components that the consumer may not want. Limited choices results in higher prices for computer systems.

     (c)(1)(xi) Since its inception, the Company has spent $193,370 for company sponsored research and development of the Your ATTACHE concept.

     (c)(1)(xii) Compliance with federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment will have no material effect on the capital expenditures, earnings and competitive position of the Company.

     (c)(1)(xiii) The Company employs a total of eight persons: One Chief Executive Officer, one Secretary/Treasurer, one Chief Technology Officer, one part-time Accountant, and four part time technicians and/or assemblers. The Company's outsourcing facility has 125 employees.

     (d) Not applicable since the Company had no foreign operations or export sales during fiscal year l997. The Company does ship to APO and FPO addresses.

ITEM 2   PROPERTIES

     The Company currently occupies approximately 2,000 square feet at 3650 Austin Bluffs Parkway, suite 138, Colorado Springs, Colorado. The Company is paying $2110 plus utilities for rent for the Austin Bluffs. The lease for the Austin Bluffs space will continue until May l, l999. The Company has two five year options on the Austin Bluffs space.

ITEM 3   LEGAL PROCEEDINGS

     The Company's subsidiary, ACI Micro Systems, Inc. has been sued by California IC for $27,500 for goods and services. ACI has answered generally and specifically that the plaintiff refused to accept returned merchandise. The matter has been dormant since February 1998 and until recently the court ordered some action or the case will be dismissed. No settlement negotiations have been held but should be fruitful if initiated by plaintiff.

     Two other suppliers have recently made demands for payment. Daytek alleges $27,000 is due and Altura PC Systems claims $21,350. Both claims are in dispute. Negotiations will likely result in settlement of both at reduced amounts.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The shareholders at the annual shareholders meeting held on August 10, 1997 elected Steven H. Walker as a Director and Chair of the Board of Directors and Christopher S. Walker as a Director on the Board of Directors.

PART II

ITEM 5              MARKET FOR THE REGISTRANT'S COMMON STOCK
                      AND RELATED SECURITY HOLDER MATTERS

     (a)(1)(i) The principal market on which the Company's common stock is traded is on the Over-the-Counter Bulletin Board. Its symbol is AMGV.

     (a)(1)(ii) Not applicable.

     (a)(1)(iii) Since January l986, the Company's stock has been traded on the over-the-counter market. The range of high and low bid quotations for the Company's common stock for the quarters in l997 is provided below. The over-the-counter market quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions.


                                High Bid       Low Bid

1/1/97 -- 3/31/97                 $.46          $.15

4/1/97 -- 6/30/97                 $.56          $.15

7/1/97 -- 9/31/97                 $.43          $.21

l0/1/97 -- 12/31/97               $1.28         $.25

     (a)(1)(iv) Not applicable.

     (a)(1)(v) Not applicable.

     (a)(2) Not applicable.

     (b)(2) The approximate number of record holders of the Company's common stock on December 31, 1997 was 1,150.

     (b)(2) Not applicable.

     (c)(1) The Company has paid no dividends with respect to its common stock. There are no contractual restrictions on the Company's present or future ability to pay dividends.

     (c)(2) Not applicable since the Company has not had earnings that indicate an ability to pay cash dividends. The Company does not expect to pay dividends in the foreseeable future.

ITEM 6                MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The ratio of current assets to current liabilities for year ending December 31, 1997 is .58 compared to .87 for 1996. Actual working capital for the year ended December 1997 was ($142,243) compared to ($45,484) at December 31, 1996. The decrease in working capital was primarily due to an increase in liabilities that came from increases in payables due to the return of product from Wal-Mart retail stores.

     The Company believes that its "just in time" inventory method will reduce capital requirements and provide sufficient revenues to meet its cash requirements for major growth in the year ahead. The Company plans to sell its product only through Wal-Mart Online and its own web site. Products will not be shipped until paid for.

     The Company has reached an agreement with Wal-Mart that there will be no more returns of products from its retail stores. The Company has satisfied its debit balance with Wal-Mart and has satisfied its obligation with its largest creditor.

The Company currently has no commitments for capital expenditures.

RESULTS OF OPERATIONS

     The Company's primary business and source of revenue is derived from the sales by its wholly owned subsidiary ACI Micro Systems, Inc. The Company had a net loss of ($430,921) for the year ended December 31, 1997 compared to a net loss of ($723,911) for the year ended December 31, 1996.

     Revenues from overall operations for the year ended December 31, 1997 decreased by $676,105 from the year ended December 31, 1996. The decrease in sales was primarily due to the Company's change from selling its product to Wal-Mart retail stores to Wal-Mart Online. There were two months that no sales were made to either the Wal-Mart retail stores or through Wal-Mart Online.

     Cost of sales as a percentage of sales for ACI was 95 percent compared to 98 percent for the cost of sales in 1996. The decrease in the percentage of the cost of goods was due to Wal-Mart returning fewer unsold computers in 1997 than in 1996, and the Company's decision to sell products through Wal-Mart Online instead of Wal-Mart retail stores. While returns due to defective product are minimal, ACI had a guaranteed-sale provision with Wal-Mart and agreed to take back unsold computers at the original invoice amount. The vast fluctuation in prices of computer components causes the percentage of the cost of goods to rise if the computers are returned several months after they are originally sold. The Company's decision to sell computers through Wal-Mart Online instead of Wal-Mart retail stores has enabled the Company to adopt a `Just In Time' inventory method which significantly reduces the risk of obsolete inventory.

     The Company has taken provisions to avoid guaranteed-sale returns. ACI no longer accepts orders from Wal-Mart retail stores. The Company only accepts orders from Wal-Mart Online and those orders are produced only if the computer is sold and paid for. The customer has only 15 days to return the computer and there are no returns of unsold computers.

     ACI received a second vendor agreement from Wal-Mart Stores, Inc. that provides the Company the ability to sell its computers world wide through Wal-Mart's web site. ACI presently has five computer configurations available through Wal-Mart's web site and expects to have its customized built to order "BTO" computer web page up and running by the end of July 1998. These computers are sold to the consumer before they are built, therefore nullifying the guaranteed-sale problem.

     ACI has an exclusive agreement with Wal-Mart Online for the BTO computers. Wal-Mart Online software has been developed to be used with ACI's price points and products for both the desktop and notebook computer. ACI's BTO has an advantage over some of the larger BTO companies in that the customer can build a computer with fewer standard features thus providing the customer more choices.

     Selling, general and administrative expenses were $429,212 for 1997 compared with $701,032 for 1996. The Company reduced its selling general and administrative by 39 percent in 1997. The Company was able to decrease its selling general and administrative expenses by focusing on Internet sales and reducing sales to retail stores.

     The loss per share in 1997 was ($.05) compared to a loss per share of ($.08) in 1996. The accumulated deficit was reduced by $119,059 in 1997 and the Shareholder equity deficit was reduced from ($510,632) in 1996 to ($211,490) in 1997 or $299,142. The deficit reductions were due to additional paid in capital for common shares and by the President, Steven H. Walker converting $500,000 of debt owing him to equity.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements and supporting schedules reporting supplementary financial information are listed in the Index to Financial Statements filed as part of this Form l0-KSB.

ITEM 9 DISAGREEMENTS OF ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III

ITEM 10           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                        CONTROL PERSONS OF THE COMPANY.

     (a) Identification of Directors.


                          Position held                            Dates of
Name                      with Company                Age          Service
----                      ------------                ---          -------

Steven H. Walker         President, Chair             59           l985-l997
                         of the Board, Director

Christopher S. Walker    Secretary-Treasurer,         28           1996-1997
                         Director


     (b) Identification of Executive Officers

                          Position held                            Dates of
Name                      with Company                Age          Service
----                      ------------                ---          -------

Steven H. Walker              CEO                     59           l985-l997

Christopher S. Walker         COO                     28           l996-1997


     (c) Identification of Certain Significant Employees.

     Michael P. Lohman, Ph.D. was appointed to the position Chief Technology Officer (CTO). Dr. Lohman received his doctorate from UCLA in Computer Science/Electrical Engineering in 1986.

     No other officer or director of the Company, including controlling shareholders, is related to any other such person.

     (e)(1) The business experience of the Registrant's officers and directors is as follows:

STEVEN H. WALKER, (59), has been President, Chair of the Board and Chief Executive Officer of the Company since January l986 and has been Vice President and Chair of the Board of Neuro-Medical, Inc. and President and Chair of the Board of Aspen Medical Diagnostics, Inc. since 1983 and 1984 respectively. He is also a licensed psychologist who was in private practice for 15 years. He is a past president of the El Paso County Psychological Society. He received a Ph.D. from the University of Wyoming in l972.

CHRISTOPHER S. WALKER, (28), has been Secretary/Treasurer, Director on the Board and Chief Operating Officer since August 1996. He has been an employee of the Company since 1988 and has held positions of Transfer Agent and Marketing
Director. Mr. Walker received a Bachelor of Science degree in Business Administration from the University of Northern Colorado in 1990. Mr. Walker was instrumental in acquiring the Wal-Mart accounts.

     (e)(2) Not applicable

     (f) Not applicable

     (g) Not applicable.

ITEM II MANAGEMENT REMUNERATION

     (a)(l) Cash compensation for the fiscal year ended December 31, l997.

                                                                  Cash bonuses
Name of individual       Capacities           Cash salaries       and deferred
or number in group     in which served           and fees         compensation
------------------     ---------------           --------         ------------

Steven H. Walker        President/CEO       $63,000/year plus 10% of netprofits

Christopher W. Walker   Secretary/Treasurer
                        COO                 $26,400

All officers and/or
Directors as a Group
(two persons)                               $89,400 plus 10% of net profit


     (a)(2) Bonuses and deferred compensation.

Name of individual            Capacities                Deferred Compensation.
------------------            ----------                ----------------------

Steven H. Walker              President                   10% of net profit

     (b)(1) Compensation pursuant to Plans.

     The Company has no retirement, pension or profit sharing covering its officers and directors and does not contemplate implementing any such plan at this time.

     (b)(2) Pension Table. Not applicable.

     (b)(3) Alternative Pension Plan Disclosure. Not applicable.

     (b)(4) Stock Option and Stock Purchase right plans. Not applicable.

     (c) Other compensation. Not applicable.

     (d) Compensation of Directors.

     (d)(l) Standard Arrangements. The Board Directors shall not receive any fee for serving as directors.

     (d)(2) Other arrangements. None.

     (e) Termination of employment and change of control arrangements. None.

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     (a) Security Ownership of Certain Beneficial Owners as of December 31, l997.

     Title of class Name and address of Amount and Percent beneficial owner Nature of beneficial class

                  Ownership
--------------------------------------------------------------------------------
Common Stock      Steven H. Walker            5,563,400      60.5%    $.001 par
                  3650 Austin Bluffs Parkway                           value
                  Colorado Springs, CO 80918

Common Stock      Christopher S. Walker         304,800       3.3%    $.001 par
                  3650 Austin Bluffs Parkway                           value
                  Colorado Springs, CO 80918

Common Stock      All officers and            5,868,200      63.8%    $.001 par
                  directors as a group                                 value

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

1.   Financial Statements

     Report of Certified Public Accountants

     Balance Sheets - December 31, 1997

     Statements of Operations - Years ended December 31, 1997 and 1996.

     Statement of Stockholders' Equity - Years ended December 31, 1997 and 1996.

     Statements of Cash Flows - Years ended December 31, 1997 and 1996.

     Notes to Financial Statements

2. Financial Statement schedules required to be filed immediately follow Item 14 of this Form 10-KSB

INDEPENDENT AUDITOR'S REPORT



Board of Directors and Shareholders
American General Ventures, Inc.


We have audited the consolidated balance sheet of American General Ventures, Inc. as of December 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the two year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of American General Ventures, Inc. as of December 31, 1997, and the results of its operations and cash flows for each of the years in the two year period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                        James E. Scheifley & Associates, P.C.
                                        Certified Public Accountants

Englewood, Colorado
May 26, 1998

                         American General Ventures, Inc.
                           Consolidated Balance Sheet
                                December 31, 1997

                                     ASSETS
                                     ------
Current assets:
  Cash                                                              $    17,706
  Accounts receivable, trade                                              1,425
  Inventory                                                             177,057
  Prepaid exepnses                                                          198
                                                                    -----------
      Total current assets                                              196,386

Property and equipment, at cost, net of
  accumulated depreciation of $36,081                                    37,602

Goodwill, net of amortization of $25,183                                 22,583
                                                                    -----------
                                                                    $   256,571
                                                                    -----------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
 Current portion of long-term debt                                  $     4,200
  Accounts payable                                                      289,846
  Accrued interest - related party                                       37,729
  Accrued expenses, other                                                 6,854
                                                                    -----------
      Total current liabilities                                         338,629

Notes payable - shareholders                                            115,215
Long-term debt                                                           14,217
Commitments and contingencies (Note 9)

Stockholders' equity:
 Preferred stock, no stated value
   8,000,000 shares authorized,
  no shares issue and outstanding                                          --
 Common stock, $.001 par value,
  900,000,000 shares authorized,
  10,593,666 shares issue and outstanding                                10,594
 Additional paid-in capital                                           2,430,788
 Accumulated deficit                                                 (2,652,872)
                                                                    -----------
                                                                       (211,490)
                                                                    -----------
                                                                    $   256,571
                                                                    -----------


          See accompanying notes to consolidated financial statements.

                         American General Ventures, Inc.
                      Consolidated Statement of Operations
                     Years Ended December 31, 1997 and 1996

                                                       1997             1996
                                                       ----             ----

Sales                                              $   721,745      $ 1,397,850
Cost of sales                                          690,064        1,365,308
                                                   -----------      -----------
Gross profit
                                                        31,681           32,542

Other costs and expenses:
 General and administrative                            429,212          701,032
                                                   -----------      -----------
Income (loss) from operations                         (397,531)        (668,490)


Other income and (expense):
 Other income                                              117             --
 Interest expense - related party                      (12,000)         (25,729)
 Interest expense                                      (21,507)         (29,692)
                                                   -----------      -----------
                                                       (33,390)         (55,421)
                                                   -----------      -----------

Income (loss) before income taxes                     (430,921)        (723,911)
Provision for income taxes                                --               --
                                                   -----------      -----------

  Net income (loss)                                $  (430,921)     $  (723,911)
                                                   -----------      -----------


Earnings (loss) per share:
 Net income (loss)                                 $     (0.05)     $     (0.08)
                                                   -----------      -----------

 Weighted average shares outstanding                 9,506,222        9,200,000
                                                   -----------      -----------


          See accompanying notes to consolidated financial statements.


                                            American General Ventures, Inc.
                               Consolidated Statement of Changes in Stockholders' Equity
                                        Years Ended December 31, 1997 and 1996

                                                                                  Additional
                                                        Common Stock               Paid -in      Accumulated
                                                   Shares          Amount          Capital        (Deficit)         Total
                                                ----------------------------------------------------------------------------

Balance, December 31, 1995                        9,200,000     $     9,200     $ 1,702,099     $(1,498,040)     $   213,259

Net (loss) for the year                                --              --              --          (723,911)        (723,911)
                                                -----------     -----------     -----------     -----------      -----------
Balance, December 31, 1996                        9,200,000           9,200       1,702,099      (2,221,951)        (510,652)

Common stock sold for cash                          566,666             567         150,266            --            150,833

Common stock issued for services                    277,000             277          53,973            --             54,250

Common stock issued for debt conversion             550,000             550         524,450                          525,000

Net (loss) for the year                                --              --              --          (430,921)        (430,921)
                                                -----------     -----------     -----------     -----------      -----------
Balance, December 31, 1996                       10,593,666          10,594       2,430,788      (2,652,872)        (211,490)







                                  See accompanying notes to consolidated financial statements.


                        American General Ventures, Inc.
                     Consolidated Statements of Cash Flows
                     Years Ended December 31, 1997 and 1996

                                                            1997         1996
                                                         ---------    ---------
Net income (loss)                                        $(430,921)   $(723,911)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
   Depreciation and amortization                            16,134       12,255
   Stock issued for services                                44,250         --
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable              18,126      112,097
    (Increase) decrease in inventory                        (9,070)       2,929
    (Increase) decrease in prepaid expenses                  1,802        2,024
    (Increase) decrease in other assets                       --          4,874
    Increase (decrease) in accounts payable and
        accrued expenses                                   150,955      318,560
                                                         ---------    ---------
       Total adjustments                                   222,197      452,739
                                                         ---------    ---------
  Net cash (used in)
   operating activities                                   (208,724)    (271,172)
                                                         ---------    ---------

Cash flows from investing activities:
   Acquisition of plant and equipment                         --         (1,740)
                                                         ---------    ---------
Net cash (used in) investing activities                       --         (1,740)
                                                         ---------    ---------


Cash flows from financing activities:
   Repayment of long-term debt                              (8,084)      (3,085)
   Proceeds from the sale of common stock                  148,833         --
   Increase in officer loans                                61,697      299,981
                                                         ---------    ---------
  Net cash provided by
   financing activities                                    202,446      296,896
                                                         ---------    ---------


Increase (decrease) in cash                                 (6,278)      23,984
Cash and cash equivalents,
 beginning of period                                        23,984         --
                                                         ---------    ---------
Cash and cash equivalents,
 end of period                                           $  17,706    $  23,984
                                                         =========    =========


          See accompanying notes to consolidated financial statements.

                        American General Ventures, Inc.
                     Consolidated Statements of Cash Flows
                     Years Ended December 31, 1997 and 1996

                                                             1997         1996
                                                           --------     --------

Supplemental cash flow information:
   Cash paid for interest                                  $ 21,506     $  1,803
   Cash paid for income taxes                              $   --       $   --

Non-cash investing and financing activities:
   Assets acquired by issuance of long-term debt           $   --       $ 46,664
   Asset liquidated to satisfy note payable                $ 18,741     $   --
   Conversion of officer loans to common stock             $500,000     $   --







          See accompanying notes to consolidated financial statements.

American General Ventures, Inc.
Notes to Consolidated Financial Statements
December 31, 1997


Note 1. Organization and Summary of Significant Accounting Policies.
        ------------------------------------------------------------

The Company was incorporated in Nevada in November 1984. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, ACI Micro Systems, Inc., a manufacturer and distributor of computers and related products, which was acquired on September 11, 1987. All significant inter-company items have been eliminated in consolidation.. The Company distributes its products through a retail outlet in Colorado Springs, CO and through a national retail chain in the southwestern United States through the chain's worldwide online shopping website.

     Inventory:
Inventory is valued at the lower of cost or market on a first-in first-out basis and consists primarily of finished goods including complete computer systems, spare parts and related equipment held for retail sale.

     Property, Plant and Equipment:
Property, plant and equipment are recorded at cost and are depreciated based upon estimated useful lives using the straight-line method. Estimated useful lives range from 3 to 5 years for furniture and fixtures and from 5 to 10 years for equipment.


     Loss per share:
In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 supersedes and simplifies the existing computational guidelines under Accounting Principles Board ("APB") Opinion No. 15, "Earnings Per Share."

The statement is effective for financial statements issued for periods ending after December 15, 1997. Among other changes, SFAS No. 128 eliminates the presentation of primary earnings per share and replaces it with basic earnings per share for which common stock equivalents are not considered in the computation. It also revises the computation of diluted earnings per share. The Company has adopted SFAS No. 128 and there is no material impact to the Company's earnings per share, financial condition, or results of operations. The Company's earnings per share have been restated for all periods presented to be consistent with SFAS No. 128. Per share amounts are based on the weighted average number of common shares outstanding. Common stock equivalents are not considered in years when operating losses are incurred as their effect would be anti-dilutive.

The basic loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding for the period. Loss per share is unchanged on a diluted basis since the assumed exercise of common stock equivalents would have an anti-dilutive effect.

     Revenue Recognition:
Revenue is recognized at the time the product is delivered or the service is performed. Revenue related to long term service contracts is recognized on a pro rata basis over the term of the contract. Provision for sales returns are estimated based on the Company's historical return experience.

     Intangible Assets:
Intangible assets consist of goodwill related to the acquisition of a subsidiary company. Goodwill is being amortized using the straight line method over a period of 20 years. Amortization expense amounted to $2,388 for each of the years ended December 31, 1997 and 1996.

The Company makes reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under SFAS No. 121, an impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified by the Company for the 1997 and 1996 fiscal years.

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

      Advertising costs:
Advertising costs are charged to operations when the advertising first takes place. Advertising costs charged to operations were $3,720 and $15,554 in 1997 and 1996, respectively.

      Fair value of financial instruments
The Company's short-term financial instruments consist of cash and cash equivalents, accounts and loans receivable, and payables and accruals. The carrying amounts of these financial instruments approximates fair value because of their short-term maturities. Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and accounts receivable, trade. During the year the Company did not maintain cash deposits at financial institutions in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation. The Company has a major customer, (see Note 10) the loss of which could have a material negative impact upon the Company. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments.

     Stock-based Compensation
The Company  adopted  Statement  of Financial  Accounting  Standard No. 123 (FAS
123), Accounting for Stock-Based Compensation beginning with the Company's first quarter of 1996. Upon adoption of FAS 123, the Company continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees. No stock based compensation was paid by the Company during the year ended December 31, 1997.


Note 2.  Property, Plant and Equipment.
         ------------------------------

Property, plant and equipment consists of the following at December 31, 1996

         Office furniture and equipment       $    50,908
         Vehicles                                  22,775
                                              -----------
         Less accumulated depreciation            (36,081)
                                              -----------
                                              $    37,602
                                              ===========

Depreciation charged to operations was $13,746 and $9,897 for the years ended December 31, 1997 and 1996 respectively. Vehicles are pledged as collateral for the underlying purchase financing contracts, see Note 7.


Note 3.  Goodwill.
         ---------

Amortization of goodwill amounted to $2,388 for each of the years ended December 31, 1997 and 1996 and was computed using the straight line method over a twenty year period. Goodwill recorded by the Company represents the excess of the purchase of ACI Micro Systems, Inc. over the net assets acquired.


Note 4.  Stockholders' Equity.
         ---------------------

During the year ended December 31, 1997 the Company issued 500,000 shares of its common stock for the conversion of debt owed to its president. The shares were valued at bid price ($1.00 per share) for the Company's common stock at the date the conversion was approved by the Company's Board of Directors. Additionally, 50,000 shares of restricted common stock were issued to a vendor for debt conversion at $.50 per share, the fair value of the stock on the conversion date.

The Company issued an aggregate of 277,000 shares of its common stock for services provided to the Company by three entities. The shares were valued at $.10 pre share for 100,000 shares issued in January 1998 and $.25 per share for 177,000 shares issued in September 1998.

During the fourth quarter of 1998, the Company received an aggregate of $150,833 in cash for the exercise of common stock warrants. The exercise price of 125,000 of the warrants was $.25 per share and the exercise price of 25,833 of the warrants was $.3875 per share.

Note 5. Income Taxes.
        -------------

The Company has not provided for income taxes for the years ended December 31, 1997 and 1996 due to operating losses.

The Company has net operating loss carryforwards available to offset future taxable income of approximately $2,676,000. Such carryforward amounts expire in years beginning in 2002 as follows:

                         2002                             $214,000
                         2003                             $233,000
                         2004                             $353,000
                         2005                             $190,000
                         2007                             $140,000
                         2008                             $280,000
                         2009                             $ 81,000
                         2011                             $724,000
                         2012                             $461,000

The Company does not anticipate the utilization of these net operating losses in the near future and has established a valuation allowance for the full amount of deferred tax asset ($910,000) estimated to arise therefrom. The reserve amount increased by approximately $157,000 and $246,000 during the years ended December 31, 1997 and 1996.


Note 6. Related Party Transactions.
        ---------------------------

The Company is obligated to compensate its president at the rate of $63,000 plus 10% of pre tax profits per annum effective January, 1992.

During 1992 the balance due for cash advances and deferred salary to the Company's president was converted to an unsecured note with interest at 10% per annum due in installments through August, 2000. The balance on this note was $129,691 at December 31, 1996. The Company was unable to meet repayment requirements during 1997 and 1996. The Company has accrued interest of $12,000 and $12,969 for the years ended December 31, 1997 and 1996, respectively. During the years ended December 31, 1997 and 1996, the Company's president made working capital advances to the Company of $61,697 and $44,781, respectively and during 1996, assumed personal liability for funds advanced to the Company in 1996 pursuant to a line of credit with a bank amounting to $255,200.

At December 31, 1997 the note plus additional cash advances an salary accruals amounting to $500,000 were converted into

Note 7. Long-term debt
        --------------

During the year ended December 31, 1996, the Company entered into two vehicle purchase contracts which provide for monthly repayments aggregating $968 though 2001. The contracts bear interest at 8.5% per annum and are secured by the Company's vehicles. During 1997, the Company disposed of one of the vehicles and retired the related debt. Aggregate amounts due under the remaining contract are $4,200 in 1998, $4,603 in 1999, $5,044 in 2000 and $4,570 in 2001.


Note 8. Commitments and contingencies
        -----------------------------

Operating leases

The Company leases its facilities under an operating leases through May 31, 1999. Minimum future rentals payable under the leases are as follows:

                       Year                         Amount
                       ----                         ------

                       1998                       $ 18,453
                       1999                          7,875
                                                  $ 26,328

Rent expense amounted to $27,310 and $52,843 for the years ended December 31, 1997 and 1996, respectively.

The Company has three legal matters pending with its suppliers for collection of trade accounts payable aggregating $approximately $75,000. The Company expects to reach settlement agreements with the suppliers for reduced payment amounts, however, the gross amounts due each vendor are included in accounts payable at December 31, 1997.


Note 9.  Sales to major customers
         ------------------------

During the years ended December 31, 1997 and 1996, the Company recorded revenue for goods or services provided to client companies that comprise greater than 10% of total revenues as follows:

                                      1997          1996
                                      ----          ----
      Wal-Mart  Stores, Inc.        $422,041      $975,940


Note 10. Subsequent event
         ----------------

On June 29,1998, the Company settled an outstanding trade account payable with a vendor having a balance at December 31, 1997 and the settlement date of $110,232. The Company made a one time cash payment of $32,000 in full settlement of the claim and will record a gain from debt extinguishment during the quarter ended June 30, 1998 amounting to $78,232.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       AMERICAN GENERAL VENTURES, INC.

By: /s/  Steven H. Walker
   -------------------------------
Steven H. Walker
President/CEO

Date:  July 28, 1998
     -----------------------------

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  July 28, 1998                        /s/  Steven H. Walker
     -----------------------------          ------------------------------------
                                            Steven H. Walker, President Director

Date:  July 28, 1998                        /s/  Christopher S. Walker
     -----------------------------          ------------------------------------
                                            Christopher S. Walker, Secretary
                                            Treasurer, Director