Form 10QSB
period 1998-03-31
AMERICAN GENERAL VENTURES INC
filed 1998-08-20
CIK 761034

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

     [ X ]        QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Three Months Ended:                                       March 31, 1998

     [   ]          TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                              OF THE EXCHANGE ACT

For the transition period from:                      to:

Commission file Number                                                0-14039

                         AMERICAN GENERAL VENTURES, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            NEVADA                                               11-2712721
            ------                                               ----------
(State or Other Jurisdiction of                                I.R.S. Employer
Incorporated or Organization)                                 Identification No.

                      3650 Austin Bluffs Parkway-Suite 138
                        Colorado Springs, Colorado 80918
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (719) 548-1616
--------------------------------------------------------------------------------
                         (Registrant's Telephone Number)

Check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), (2) has been subject to such filing requirements for the past 90
days. Yes  x    No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check mark whether the issuer has filed all documents and reports required to be filed by Sections 2, 12, or 15 (d) of the Securities Exchange Act after the
distribution of securities under a plan confirmed by a court. Yes     No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

Common Stock $.001 par value,                          11,200,843
(title of class)                          (Shares outstanding at March 31, 1998)

                        AMERICAN GENERAL VENTURES, INC.

                                   FORM 10-QSB

                      FOR THREE MONTHS ENDED MARCH 31, 1998


                                      INDEX


                         PART I - FINANCIAL INFORMATION


ITEM 1 - Financial Statements                                            PAGE

     Balance Sheet as of March 31, 1998 & 1997                             3

     Income Statements for quarters ending                                 4
     March 31, 1998 & 1997
     Statement of Cash Flows for three months ended
       March 31, 1998 & 1997                                               5

ITEM 2 - Management Discussion and Analysis                                6

                           PART II - OTHER INFORMATION

ITEMS 1-5                                                                  7


SIGNATURE PAGE                                                             8

                        AMERICAN GENERAL VENTURES, INC.
                           CONSOLIDATED BALANCE SHEET
                        MARCH 31, 1998 & MARCH 31, 1997
                                   (UNAUDITED)


ASSETS                                                3-31-98          3-31-97
------                                                -------          -------

Current Assets:
     Cash                                               29,103           (7,898)
     Accounts Receivable                                27,692          131,501
     Inventory-For Sale                                174,875          240,211
     Inventory-Office Equipment                            -0-              -0-
                                                    ----------       ----------
     Total Current Assets                              231,670          363,814

     Net Prop,Plant,Equip and                           97,573           70,089
     Vehicles, Less Accumulated
     Depreciation ($27,454)
     Other Assets (Goodwill)                            24,971           24,971
                                                    ----------       ----------
     Total Assets                                      354,214          458,874
                                                    ==========       ==========

LIABILITIES and STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities
     Account Payables                                  222,795          194,394
     Other Current Liabilities                           4,025           10,051
     Accrued Salaries-Officers                          98,075           98,075
     Accrued Interest                                   25,729           25,829
                                                    ----------       ----------
     Total Current Liabilities                         350,624          328,249

Long Term Liabilities:
     Notes Payable-Officer                             115,215          396,528
     Bank Loan                                          14,217           35,495
                                                    ----------       ----------
     Total Long Term Liabilities                       129,432          432,023
                                                    ----------       ----------
     Total Liabilities                                 480,056          760,272

Stockholders' Equity:
     Common Stock                                       11,201
     Paid in Capital                                 2,430,788        1,711,299
     Accumulated deficit                            (2,707,235)      (2,012,697)
                                                    ----------       ----------
     Total Equity                                     (125,842)        (301,398)
                                                    ----------       ----------
     Total Liabilities & Equity                        605,898          630,112
                                                    ==========       ==========

                        AMERICAN GENERAL VENTURES, INC.
                         CONSOLIDATED INCOME STATEMENT
                       QTRS ENDING MARCH 31, 1998 & 1997


                                                   1ST QTR            1ST QTR
                                                    1998               1997
                                                    ----               ----

REVENUES                                              73,193            297,849

Cost and Expenses:
     Cost of Sales                                    53,138            242,937
     Sell & General Admin                             74,418             97,445
     Interest                                            -0-                -0-
                                                 -----------        -----------
     Total Cost & Expenses                           127,556            340,382
                                                 -----------        -----------
Income (Loss) from Operations                        (54,363)           (42,533)
                                                 -----------        -----------

Other Income & Expenses:
     Interest Income                                     -0-                -0-
                                                 -----------        -----------
     Total Other Income/Expense                          -0-                -0-
                                                 -----------        -----------

Net Income (Loss)                                    (54,363)           (42,533)

Net Income Per Common Share                              .00                .00

Weighted Average Common Shares
 Outstanding                                      11,200,843          9,200,000
                                                 ===========        ===========

                        AMERICAN GENERAL VENTURES, INC.
                             CONSOLIDATED CASH FLOW
                 FOR THREE MONTHS ENDING MARCH 31, 1998 & 1997


                                                    1998                  1997
                                                    ----                  ----

Cash Flow from Operating Activities
     Net Income (Loss)                            (54,363)              (42,533)

Adjustments to Reconcile Net Income
 to Net Cash:
     Inc (Dec) in Accounts Receivable              52,198               246,190
     Inc (Dec) in Inventory                       (16,969)             (217,840)
     Inc (Dec) in Other Assets                      2,318                 1,931
     Inc (Dec) in Accounts Payable                 29,336                20,162
     Inc (Dec) in Payroll Tax Payable              (7,278)               (4,262)
     Inc (Dec) in Sales Tax Payable                (1,813)                 (501)
                                                  -------               -------
Net Cash Provided by (Used In
 Operating Activities                              57,792                45,680

Cash Flow from Investing Activities:
     Inc (Dec) in Marketable Sec                      -0-                   -0-
     Plant and Equipment                              -0-                   -0-
                                                  -------               -------
Net Cash Provided by (Used in)
 Investing Activities                                 -0-                   -0-

Cash Flow from Financing Activities:
     Inc (Dec) in Notes Payable                       -0-                   -0-
     Inc (Dec) in Notes Pay-Walker                (67,691)              (33,144)
     Inc (Dec) in Long-Term Debt                   (5,495)               (1,995)
                                                  -------               -------
Net Cash Provided by (Used in)
 Financing Activities                             (73,186)              (35,099)
                                                  -------               -------

     Inc (Dec) in Cash                            (69,757)              (31,952)

     Cash (Beginning)                              21,674                23,923

     Cash (Ending)                                (48,083)               (8,029)
                                                  =======               =======

                        AMERICAN GENERAL VENTURES, INC.
                                  FORM 10-QSB
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998


                  ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS

Results of Operations

From January 1, 1998 through March 31, 1998 the Company's revenues were $73,193 compared with $297,849 for the same period a year ago. The Company had a loss of $54,363 for this period compared to a loss of ($42,533) the same period a year ago. The loss was due to a decrease in revenues from the Company's decision to sell its products only through Wal-Mart Online (www.Wal-Mart.com) and not in Wal-Mart's retail stores. During this period, Wal-Mart Online was in its development stage and there was essentially no marketing for Online products. Wal-Mart Online expects to complete its web page development in six more months. Even though the Company had a significant reduction in revenues, it placed in the top five vendors for Wal-Mart Online. Management's decision to sell only through Wal-Mart Online is due to the fact that the Company will experience greater long term benefits than to continue to expand into additional Wal-Mart retail stores. Some advantages from selling only through Wal-Mart Internet site is that Wal-Mart pays the Company within fifteen days from the time the product is shipped. Other benefits from selling through Wal-Mart Online rather than through their retail stores is that the purchaser has only allowed fifteen days to return the product, the warranty begins the day the purchaser receives the product and the Company has accurate records on when the product is sold and who the purchaser is. Selling Online also provides a "just in time" inventory method that is very beneficial for computer manufactures. The components are not purchased until the order is placed from the customer. This method of inventory reduces expenses of personnel and warehousing, nullifies the guaranteed sale provision and shields the Company from the extraordinary depreciation of costs that are so prevalent in the computer industry.

Management is also confident that the change to selling through Wal-Mart Online and not through their retail stores is that Wal-Mart Online plans to feature a "Build to Order" (BTO) computer system. The BTO concept has been one of the reasons that Dell Computers and Gateway Computers have been successful. Wal-Mart Online has given the Company an exclusive to use only the Company's computers in their BTO program. The Company has the opportunity of growing with a new division within the largest retailer in the world.

Working Capital and Capital Resources

Working capital at March 31, 1998 (current assets less current liabilities) totaled $35,565 compared with $319,038 at March 31, 1996. The decrease in working capital was due to a decrease in revenues and accounts receivables while carrying forward unpaid accounts payable.

The Company is developing its own web page to sell directly to the public as well as selling through Wal-Mart's web page. Selling directly to the public will be done through credit cards and will essentially work as factoring but at a lower cost. If the Company is successful with its own web page sales, it will greatly reduce the need for additional financing needed for day to day operations. The Company is seeking capital to meet its marketing needs.

                           PART II OTHER INFORMATION

Item 1  Legal Proceedings

     The Company's subsidiary, ACI Micro Systems, Inc. has been sued by California IC for $27,500 for goods and services. ACI has answered generally and specifically that the plaintiff refused to accept returned merchandise. The matter has been dorma nce February 1998 and until recently the court ordered some action or the case will be dismissed. No settlement negotiations have been held but should be fruitful if initiated by plaintiff.

     Two other suppliers have recently made demands for payment. Daytek alleges $27,000 is due and Altura PC Systems claim $21,350. Both claims are in dispute. Negotiations will likely result in settlement of both at reduced amounts.

Item 2  Changes in Securities - None

Item 3  Defaults Upon Senior Securities - None

Item 4 Submission of Matters to a Vote of Securities Holders - Election of the board directors.

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

Date: August 14, 1998