Form 10QSB
period 1998-06-30
AMERICAN GENERAL VENTURES INC
filed 1998-08-24
CIK 761034

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Three Months Ended: June 30, 1998

                [ X ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

For the transition period from:                to:

Commission file Number 0-14039

                        AMERICAN GENERAL VENTURES, INC.
                        -------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            NEVADA                                                11-2712721
(State or Other Jurisdiction of                                I.R.S. Employer
Incorporated or Organization)                                 Identification No.

                      3650 Austin Bluffs Parkway-Suite 138
                           Colorado Springs, Colorado
                           --------------------------
                    (Address of Principal Executive Offices)

                                 (719) 548-1616
                                 --------------
                         (Registrant's Telephone Number)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

Common Stock $.001 par value,                                   11,671,268
-----------------------------                                   ----------
    (title of class)                                      (Shares outstanding at
                                                               June 30, 1998)

                         AMERICAN GENERAL VENTURES, INC.

                                   FORM 10-QSB

                      FOR THREE MONTHS ENDED June 30, 1998


                                      INDEX


                         PART I - FINANCIAL INFORMATION


ITEM 1 - Financial Statements                                               PAGE

     Balance Sheet as of June 30, 1998 & June 30,1997                         3

     Income Statements for quarters ending
        June 30, 1998 & 1997                                                  4

     Statement of Cash Flows for three months ended
        June 30, 1998 & 1997                                                  5

ITEM 2 - Management Discussion and Analysis                                   6


                           PART II - OTHER INFORMATION

ITEMS 1-5                                                                     7


SIGNATURE PAGE                                                                8

                         AMERICAN GENERAL VENTURES, INC
                           CONSOLIDATED BALANCE SHEET
                          JUNE 30, 1998 & JUNE 30, 1997
                                   (UNAUDITED)

ASSETS                                                6-30-98          6-30-97
                                                    ----------       ----------

Current Assets:
         Cash                                          (35,589)            3038
         Marketable Securities                             -0-              -0-
         Accounts Receivable                            14,653           73,880
         Inventory                                     151,870          295,783
         Other Current Assets                              -0-              -0-
                                                    ----------       ----------
         Total Current Assets                          168,918          375,047

         Net Prop,Plant,Equip                           70,118           70,118

         Other Assets                                   24,971           24,971
                                                    ----------       ----------
Total Assets                                           226,023          470,136
                                                    ==========       ==========
LIABILITIES and STOCKHOLDERS' EQUITY

Current Liabilities:
         Notes Payable-Officer                          18,052              -0-
         Accounts Payable                              138,516          290,931
         Other Current Liabilities                     108,929          142,722
                                                    ----------       ----------
         Total Current Liabilities                     265,497          433,653

Long Term Liabilities:
         Notes Payable-Officer                         115,215          501,151
         Long Term Debt                                    -0-           35,495
                                                    ----------       ----------
Total Liabilities                                      380,712          970,299

Stockholders' Equity:
         Common Stock                                   11,671            9,200
         Paid in Capital                             1,702,099        1,702,099
         Accumulated Deficit                        (2,750,134)      (2,211,462)
                                                    ----------       ----------
         Total Equity                                 (157,689)        (500,163)
                                                    ----------       ----------
         Total Liabilities & Equity                    538,401          470,136
                                                    ==========       ==========

                         AMERICAN GENERAL VENTURES, INC.
                          CONSOLIDATED INCOME STATEMENT
                        QTRS ENDING JUNE 30, 1998 & 1997
                                   (UNAUDITED)

                                                   2ND QTR            2ND QTR
                                                     1998               1997
                                                 -----------        -----------

REVENUES                                             120,318            310,727

Cost and Expenses:
         Cost of Sales                               111,918            245,143
         Sell & General Admin                         51,299             97,591
         Interest                                        -0-                -0-
                                                 -----------        -----------
         Total Cost & Expenses                       163,217            342,734

                                                 -----------        -----------
Net Income (Loss) Before Taxes                       (42,899)           (32,007)

Income Tax Expense                                       -0-                -0-

Net Income (Loss)                                    (42,899)           (32,007)

Net Income Per Common Share                              .00                .00

Weighted Average Common Shares                    11,200,843          9,200,000
Outstanding
                                                 ===========        ===========

                         AMERICAN GENERAL VENTURES, INC.
                             CONSOLIDATED CASH FLOW
                  FOR THREE MONTHS ENDING JUNE 30, 1998 & 1997
                                   (UNAUDITED)

                                                          1998           1997
                                                         -------       --------

Cash Flow from Operating Activities
         Net Income (Loss)                               (42,899)       (32,007)

Adjustments to Reconcile Net Income
to Net Cash:
         Inc (Dec) in Accounts Receivable                249,300       (151,429)
         Inc (Dec) in Inventory                          (49,249)       (13,280)
         Inc (Dec) in Other Assets                        22,245         (2,479)
         Inc (Dec) in Accounts Payable                  (258,937)        98,137
         Inc (Dec) in Payroll Tax Payable                 (2,940)         1,330
         Inc (Dec) in Sales Tax Payable                   (1,148)          (565)
                                                        --------       --------
Net Cash Provided by (Used In)
Operating Activities                                     (40,729)       (68,286)

Cash Flow from Investing Activities:
         Inc (Dec) in Marketable Sec                         -0-            -0-
         Plant and Equipment                                               (30)
                                                        --------       --------
Net Cash Provided by (Used in)
Investing Activities                                         -0-            -0-

Cash Flow from Financing Activities:
         Inc (Dec) in Notes Payable                          -0-            -0-
         Inc (Dec) in Notes Pay-Walker                   122,691        113,124
         Inc (Dec) in Long Term Debt                      35,495         (1,998)
                                                        --------       --------
Net Cash Provided by (Used in)
Financing Activities                                     158,186        111,126
                                                        --------       --------

         Inc (Dec) in Cash                                74,558         10,803

         Cash (Beginning)                                (51,888)        (8,029)

         Cash (Ending)                                    22,670          2,774

                         AMERICAN GENERAL VENTURES, INC.

                                   FORM 10-QSB

                      FOR THE THREE MONTHS ENDED JUNE, 1998

                   ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS


Results of Operations

During the period from April 1, 1998 through June 30, 1998 the Company revenues were $120,318 compared to $310,727 for the same period in 1997. The decrease in revenues was due to decreased orders for computers and accessories from Wal-Mart Stores, Inc. taken by the Company's subsidiary ACI Micro Systems, Inc. ACI terminated its sales to Wal-Mart retail stores since it was issued a second vendor number from Wal-Mart Online. The Company is now marketing its products through Wal-Mart's Internet store and not to Wal-Mart's physical retail stores.

The Company presently offers seven pre-configured computer systems on Wal-Mart Online and expects to have a "build to order" (BTO) desktop and notebook computer online in August 1998. The BTO computer has been very successful with Dell Computers and Gateway 2000. The Company expects that by partnering with Wal-Mart it will capture a percentage of Dell's and Gateway's market share. This quarter's revenues are up 64% from last quarter's revenues and the Company expects to exceed this trend of increased revenues. In addition to having an exclusive agreement with Wal-Mart Online to manufacture its BTO computers, the Company is developing its own Internet web site. The Company has an advertising agreement with Microsoft's 16 million member e-mail service, Hotmail, Inc. Early indications suggest that revenues for the third quarter will more than double from this quarter's revenues.

Since the Company has changed its strategy to sell its product through Wal-Mart Online, its losses have significantly decreased. The Company losses in 1997 were less than half of the losses in 1996. The Company expects to show a profit for 1998.

Working Capital and Capital Resources

Working capital at June 30, 1998 (current assets less current liabilities) totaled ($39,474) compared to ($58,606) at June 30, 1997. The reduction in the working capital deficit was primarily due to a decrease in accounts payable. The Company was able to reduce a debt of $110,000 to $32,000.

The Company will use the "just in time" inventory method for sales through it web site. This will reduce the need for operating capital for its own web site because these customers pay in advance by credit card. Also reducing the need for additional working capital is due to the Company establishing terms with its primary vendor to exceed the length of time of Wal-Mart payables to the Company. The Company recognizes the need for marketing and continues to seek additional capital for these expenses.

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

Two other suppliers have recently made demands for payment. Daytek alleges $27,000 is due and Altura PC Systems claim $21,350. Both claims are in dispute. Negotiations will likely result in settlement of both at reduced amounts The Company's subsidiary, ACI Micro Systems, Inc. has been sued by California IC for $27,500 for goods and services. ACI has answered generally and specifically that the plaintiff refused to accept returned merchandise. The matter has been dormant since February 1998 and until recently the court ordered some action or the case will be dismissed. No settlement negotiations have been held but should be fruitful if initiated by plaintiff.

Item 2 Changes in Securities - 465,425 shares of restricted common stock were issued to private investors. 5,000 shares of free trading shares were issued to the Chief Technology Officer. 1,648,500 warrants were issued to private investors, consultants and key employees.

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


                                              AMERICAN GENERAL VENTURES, INC.


                                              By: /s/ Steven H. Walker
                                                 -------------------------------
                                                 President/CEO

Date: August 15, 1998