Form 10QSB
period 1998-09-30
AMERICAN GENERAL VENTURES INC
filed 1998-10-27
CIK 761034

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

               [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Three Months Ended:                                   September 30, 1998

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                              OF THE EXCHANGE ACT

For the transition period from:_______________to:________________

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

      3650 Austin Bluffs Parkway-Suite 138 Colorado Springs, Colorado 80918
      ---------------------------------------------------------------------
                    (Address of Principal Executive Offices)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

Common Stock $.001 par value,                                   11,681,268
-----------------------------                                   ----------
     (title of class)                                     (Shares outstanding at
                                                            September 30, 1998)

                        AMERICAN GENERAL VENTURES, INC.

                                  FORM 10-QSB

                   FOR THREE MONTHS ENDED SEPTEMBER 30, 1998


                                     INDEX


                         PART I - FINANCIAL INFORMATION


ITEM 1 - Financial Statements

                                                                            PAGE
     Balance Sheet as of
     September 30, 1998 & September 30,1997                                  3

     Income Statements for quarters ending
     September 30, 1998 & 1997                                               4

     Statement of Cash Flows for three months ended
     September 30, 1998 & 1997                                               5


ITEM 2 - Management Discussion and Analysis                                  6


                          PART II - OTHER INFORMATION

ITEMS 1-6                                                                    7


SIGNATURE PAGE                                                               8

                         AMERICAN GENERAL VENTURES, INC
                           CONSOLIDATED BALANCE SHEET
                    SEPTEMBER 30, 1998 & SEPTEMBER 30, 1997

                                  (UNAUDITED)

ASSETS                                                9-30-98          9-30-97
------                                                -------          -------

Current Assets:
        Cash                                            61,781           17,073
        Accounts Receivable, trade                      21,466           66,472
        Inventory                                      177,057          276,000
        Other Current Assets                               -0-              -0-
                                                    ----------       ----------
        Total Current Assets                           260,304          359,545

        Net Prop,Plant,Equip, net                       27,292           70,118
        Of accumulated depreciation
        of $46,391
        Goodwill, net of                                20,794           29,971
        amortization of $26,974
                                                    ----------       ----------
Total Assets                                           308,390          459,634
                                                    ==========       ==========

LIABILITIES and STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
        Notes Payable-Shareholders                     172,215              -0-
        Accounts Payable                               116,287          188,478
        Other Current Liabilities                       11,054            7,433
                                                    ----------       ----------
        Total Current Liabilities                      299,556          195,911

Long Term Liabilities:
        Long Term Debt                                     -0-           35,945
                                                    ----------       ----------
Total Liabilities                                      299,556          231,406

Stockholders' Equity:
        Common Stock, $001 par value                    11,681            9,200
        11,681,268 shares issued
        and outstanding
        Paid in Capital                              2,430,788        1,702,099
        Accumulated Deficit                         (1,588,400)      (1,478,265)
                                                    ----------       ----------
        Shareholder's equity                             8,834          228,228
       (deficit)
Total Liabilities & Equity                             308,390          459,634
                                                    ==========       ==========

                        AMERICAN GENERAL VENTURES, INC.
                         CONSOLIDATED INCOME STATEMENT
                     QTRS ENDING SEPTEMBER 30, 1998 & 1997

                                  (UNAUDITED)

                                                     3RD QTR           3RD QTR
                                                       1998              1997
                                                       ----              ----

REVENUES                                               385,961          109,385

Cost and Expenses:
        Cost of Sales                                  300,792           86,414
        Sell & General Admin                            44,326           73,372
        Interest                                         4,987              -0-
                                                    ----------       ----------
        Total Cost & Expenses                          350,105          159,786
                                                    ----------       ----------
Income (Loss) from Operations                           35,856          (50,401)

Interest Income                                            -0-              -0-

Net Income (Loss) Before Taxes                          35,856          (50,401)

Income Tax Expense                                         -0-              -0-

Net Income (Loss)                                       35,856          (50,401)

Net Income Per Common Share                                .00              .00

Weighted Average Common Shares                      11,318,734        9,200,000
Outstanding
                                                    ==========       ==========

                        AMERICAN GENERAL VENTURES, INC.
                             CONSOLIDATED CASH FLOW
               FOR THREE MONTHS ENDING SEPTEMBER 30, 1998 & 1997

                                  (UNAUDITED)

                                                          1998           1997
                                                          ----           ----

Cash Flow from Operating Activities
        Net Income (Loss)                                 35,856        (50,401)

Adjustments to Reconcile Net Income
to Net Cash:
        Inc (Dec) in Accounts Receivable                  21,466        162,256
        Inc (Dec) in Inventory                           177,057        (27,600)
        Inc (Dec) in Other Assets                            198         (2,479)
        Inc (Dec) in Accounts Payable                   (116,287)       (75,567)
        Inc (Dec) in Payroll Tax Payable                    (819)           -0-
        Inc (Dec) in Sales Tax Payable                      (980)           -0-
                                                        --------       --------
Net Cash Provided by (Used In)
Operating Activities                                      80,635         56,610

Cash Flow from Investing Activities:
        Inc (Dec) in Marketable Sec                          -0-            -0-
        Plant and Equipment                                  -0-            -0-
                                                        --------       --------
Net Cash Provided by (Used in)
Investing Activities                                         -0-            -0-

Cash Flow from Financing Activities:
        Inc (Dec) in Notes Payable                           -0-            -0-
        Inc (Dec) in Notes Pay-Walker                        -0-            -0-
                                                        --------       --------
Net Cash Provided by (Used in)
Financing Activities                                         -0-          6,209
                                                        --------       --------

        Inc (Dec) in Cash                                 80,635          6,209

        Cash (Beginning)                                  61,781         17,073

        Cash (Ending)                                     18,854         23,282

                        AMERICAN GENERAL VENTURES, INC.

                                  FORM 10-QSB

                   FOR THE THREE MONTHS ENDED SEPTEMBER, 1998

                  ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS


Results of Operations

During the period from July 1, 1998 through September 30, 1998 the Company revenues were $385,961 compared with $109,385 for the same period in 1997. The increase in revenues was due to the Company's subsidiary ACI Micro Systems, Inc. restructuring its strategy by concentrating on online sales. In addition to selling its products through Wal-Mart Online, the Company developed its own web site offering its branded computers at extremely competitive price points. The combination of sales through Wal-Mart Online and the Company's web site increased it computer sales by more than 350 percent.

Net income for this period was $35,856 compared to a loss of ($50,401) for the same period in 1997. The increase in income was due to the increase in sales generated through Wal-Mart Online and the Company's web site. During this current period Wal-Mart Online introduced the Company's build to order (BTO) computer. The BTO accounted for an eighty percent increase in sales generated by Wal-Mart Online.

The increase in profits was also due to the Company reducing its costs incurred by returns from Wal-Mart retail outlets. The company's strategy of marketing its product solely through the internet has proven effective in reducing returns.

The Company's sales through its own web site were nearly sixty percent of its revenues. The Company's success in online sales is directly correlated to its banner ads that ran on Hotmail, the world's largest free e-mail company that was recently acquired by Microsoft. The Company continues to use Hotmail to advertise its products, but plans to expand its banner ads on additional web site promoters and expects that the additional exposure will result in increased revenues and profits.

Working Capital and Capital Resources

Working capital at September 30, 1998 (current assets less current liabilities) totaled $8,834 compared to $163,634 at June 30, 1997. The decrease in working capital was due to a decrease in inventory and an increase in short term debt to its President Steven H. Walker. In 1997, Dr. Walker converted $500,000 of the Company's debt owed to him to equity. He accepted the Company's common stock at $1.00 per share to reduce the debt. In 1998, Dr. Walker deferred his salary and loaned the company additional funds to pay off debts owed to vendors reducing the Company's accounts payable to vendors by more than $80,000.

The Company has adopted a "just in time" method of inventory that has resulted in the need for using capital to purchase products before they are sold. This strategy allows the Company to increase its cash position and reduces the cost of inventory that depreciates rapidly in the computer industry.

The Company has determined that its working capital is sufficient to continue operations and that no significant adjustments were necessary during this current quarter.

PART II    OTHER INFORMATION

Item 1    Legal Proceedings

The Company's subsidiary, ACI Micro Systems, Inc. suit by Cal IC was settled with no judgement against the Company. The settlement resulted in a reduction of $20,000 claimed by Cal IC.

The Company was also successful in reducing the amount of a debt claimed by Worldnet from $110,000 to $32,000. Worldnet has been paid and the claim has been satisfied.

Two other suppliers have recently made demands for payment. Daytek alleges $27,000 is due and Altura PC Systems claims $21,350. Both claims are in dispute and negotiations will likely result in settlement of both at reduced amounts.

The Denver Regional office of the FCC has fined ACI Micro Systems, Inc. $10,000 for not complying with rules and regulations that are no longer applicable to computer manufacturers and resellers. ACI Micro Systems, Inc. denies that they were in violation and have appealed the action to the FCC in Washington, D.C. The fine was imposed more than five years ago and no litigation by the FCC has been pursued.

Item 2    Changes in Securities - None

Item 3    Defaults Upon Senior Securities - None

Item 4 Submission of Matters to a Vote of Securities Holders - The shareholders elected three directors to the Company's Board of Directors. Steven H. Walker was elected as a Director and Chair of the Board. Adrian Belinne and Christopher Walker were also elected as directors to the Board of Directors.

Item 5    Other Information - None

Item 6    Exhibits and Reports on Form 8-K - None

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           AMERICAN GENERAL VENTURES, INC.


                                           By: /s/ Steven H. Walker
                                              ----------------------------------
                                              Steven H. Walker, President/CEO

Date: October 19, 1998