Form 10QSB/A
period 1998-09-30
AMERICAN GENERAL VENTURES INC
filed 1999-01-14
CIK 761034

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               FORM 10-QSB/AMENDED

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

                 (719) 548-1616 (Registrant's Telephone Number)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

Common Stock $.001 par value                         11,298,268
----------------------------                         ----------
       (title of class)               (Shares outstanding at September 30, 1998)

                         AMERICAN GENERAL VENTURES, INC.
                                   FORM 10-QSB

                    FOR THREE MONTHS ENDED SEPTEMBER 30, 1998


                                      INDEX


PART I - FINANCIAL INFORMATION


ITEM 1 - Financial Statements
                                                                        PAGE
                                                                        ----
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

                         AMERICAN GENERAL VENTURES, INC
                           CONSOLIDATED BALANCE SHEET
                    SEPTEMBER 30, 1998 & SEPTEMBER 30, 1997

                                   (UNAUDITED)

ASSETS                                                9-30-98         9-30-97
------                                                -------         -------

Current Assets:
         Cash                                           61,781           17,073
         Accounts Receivable, trade                     21,466           66,472
         Inventory                                     177,057          276,000
         Other Current Assets                              -0-              -0-
                                                    ----------       ----------
         Total Current Assets                          260,304          359,545
         Net Prop,Plant,Equip, net                      33,576           70,118
         Of accumulated depreciation
          of $46,391
         Goodwill, net of                               20,794           24,971
          amortization of $26,974
                                                    ----------       ----------
Total Assets                                           314,674          454,634
                                                    ==========       ==========

LIABILITIES and STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
         Notes Payable-Shareholders                    172,215              -0-
         Accounts Payable                              116,287          188,478
         Other Current Liabilities                      11,437            7,433
         Total Current Liabilities                     299,939          195,911

Long Term Liabilities:
     Long Term Debt                                    104,169          689,733
                                                    ----------       ----------
Total Liabilities                                      404,108          885,644

Stockholders' Equity:

Common Stock                                            11,298           10,042
         Paid in Capital                             2,613,546        1,905,840
         Accumulated Deficit                        (2,714,278)      (2,346,892)
                                                    ----------       ----------
         Shareholder's equity                          (89,434)        (431,010)
         (deficit)
Total Liabilities & Equity                             314,674          454,634

                         AMERICAN GENERAL VENTURES, INC.
                          CONSOLIDATED INCOME STATEMENT
                      QTRS ENDING SEPTEMBER 30, 1998 & 1997

                                   (UNAUDITED)

                                                   3RD QTR            3RD QTR
                                                    1998                1997
                                                    ----                ----

REVENUES                                             385,961            109,385

Cost and Expenses:
         Cost of Sales                               300,792             86,414
         Sell & General Admin                         44,326             73,372
                                                 -----------        -----------
         Total Cost & Expenses                       350,105            159,786
                                                 -----------        -----------
Income (Loss) from Operations                         40,843            (50,401)

Interest Expense                                      (4,987)               -0-

Net Income (Loss) Before Taxes                        35,856            (50,401)

Income Tax Expense                                       -0-                -0-

Net Income (Loss)                                     35,856            (50,401)
Net Income Per Common Share                              .00                .00

Weighted Average Common Shares
Outstanding                                       11,298,268         10,041,666
                                                 ===========        ===========

                         AMERICAN GENERAL VENTURES, INC.
                             CONSOLIDATED CASH FLOW
                FOR THREE MONTHS ENDING SEPTEMBER 30, 1998 & 1997

                                   (UNAUDITED)

                                                           1998          1997
                                                           ----          ----

Cash Flow from Operating Activities
         Net Income (Loss)                                 35,856       (50,401)

Adjustments to Reconcile Net Income
to Net Cash:
     Depreciation and Goodwill                              1,937           -0-
         Inc (Dec) in Accounts Receivable                  (6,813)        7,408
         Inc (Dec) in Inventory                           (25,187)       19,783
         Inc (Dec) in Other Assets                            -0-           -0-
         Inc (Dec) in Accounts Payable                   (142,241)     (102,453)
         Inc (Dec) in Other Accrued Liabilities            76,461      (135,289)
                                                         --------      --------
Net Cash Provided by (Used In)
Operating Activities                                      (59,987)     (260,952)

Cash Flow from Investing Activities:
         Inc (Dec) in Marketable Sec                          -0-           -0-
         Plant and Equipment                                  -0-           -0-
                                                         --------      --------
Net Cash Provided by (Used in)
Investing Activities                                          -0-           -0-

Cash Flow from Financing Activities:
         Inc (Dec) in Notes Payable                           -0-           -0-
         Inc (Dec) in Notes Pay-Walker                    104,169       115,899
         Inc (Dec) in Long Term Debt                      (35,495)      (35,495)
         Inc (Dec) in Common Stock                              9           742
         Inc (Dec) in Paid in Capital                      50,690       193,841
                                                         --------      --------
Net Cash Provided by (Used in)
Financing Activities                                      119,373       274,987

         Inc (Dec) in Cash                                 59,386        14,035

         Cash (Beginning)                                   2,395         3,038

         Cash (Ending)                                     61,781        17,073

                         AMERICAN GENERAL VENTURES, INC.

                                   FORM 10-QSB

                   FOR THE THREE MONTHS ENDED SEPTEMBER, 1998

                  ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS


Results of Operations

During the period from July 1, 1998 through September 30, 1998 the Company revenues were $385,961 compared with $109,385 for the same period in 1997. The increase in revenues was due to the Company's subsidiary ACI Micro Systems, Inc. restructuring its strategy by concentrating on web site online sales. In addition to selling its products through Wal-Mart Online, the Company developed its own web site offering its branded computers at extremely competitive price points. The combination of sales through Wal-Mart Online and the Company's web site increased it computer sales by more than 350 percent.

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

Working Capital and Capital Resources

Working capital at September 30, 1998 (current assets less current liabilities) totaled ($39,635) compared to $(196,802) at June 30, 1998. Dr. Walker deferred his salary and loaned the company additional funds to pay off debts owed to vendors reducing the Company's accounts payable to vendors by more than $80,000.

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

Item 2 Changes in Securities - None

Item 3 Defaults Upon Senior Securities - 10,000 shares of common stock were issued this quarter.

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


                                            AMERICAN GENERAL VENTURES, INC.


                                            By: /s/ Steven H. Walker
                                               ---------------------------------
                                               President/CEO

Date: January 6, 1999