Form 10KSB/A
period 1997-12-31
AMERICAN GENERAL VENTURES INC
filed 1999-01-15
CIK 761034

FORM 10-KSB/A
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No
                                                  ---   ---

No documents are incorporated into the text by reference.

Transitional Small Business Disclosure Format (check one) Yes     No  X
                                                              ---    ---

                         AMERICAN GENERAL VENTURES, INC.
                                  FORM l0-KSB/A
                                     PART I

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




                                     James E. Scheifley & Associates, P.C.
                                     Certified Public Accountants

Englewood, Colorado
May 26, 1998

                         American General Ventures, Inc.
                           Consolidated Balance Sheet
                                December 31, 1997

                                     ASSETS
                                     ------
Current assets:
  Cash                                                              $    17,706
  Accounts receivable, trade                                              1,425
  Inventory                                                             177,057
  Prepaid expenses                                                          198
                                                                    -----------
      Total current assets                                              196,386

Property and equipment, at cost, net of
  accumulated depreciation of $36,081                                    37,602

Goodwill, net of amortization of $25,183                                 22,583
                                                                    -----------
                                                                    $   256,571
                                                                    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
 Current portion of long-term debt                                  $     4,200
  Accounts payable                                                      289,846
  Accrued interest - related party                                       37,729
  Accrued expenses, other                                                 6,854
                                                                    -----------
      Total current liabilities                                         338,629

Notes payable - shareholders                                            115,215
Long-term debt                                                           14,217
Commitments and contingencies (Note 9)

Stockholders' equity:
 Preferred stock, no stated value
   8,000,000 shares authorized,
  no shares issue and outstanding                                          --
 Common stock, $.001 par value,
  900,000,000 shares authorized,
  10,593,666 shares issue and outstanding                                10,594
 Additional paid-in capital                                           2,430,788
 Accumulated deficit                                                 (2,652,872)
                                                                    -----------
                                                                       (211,490)
                                                                    -----------
                                                                    $   256,571
                                                                    ===========

          See accompanying notes to consolidated financial statements.

                         American General Ventures, Inc.
                      Consolidated Statement of Operations
                     Years Ended December 31, 1997 and 1996



                                                       1997             1996
                                                   -----------      -----------
Sales                                              $   721,745      $ 1,397,850
Cost of sales                                          690,064        1,365,308
                                                   -----------      -----------
Gross profit                                            31,681           32,542

Other costs and expenses:
 General and administrative                            429,212          701,032
                                                   -----------      -----------
Income (loss) from operations                         (397,531)        (668,490)

Other income and (expense):
 Other income                                              117             --
 Interest expense - related party                      (12,000)         (25,729)
 Interest expense                                      (21,507)         (29,692)
                                                   -----------      -----------
                                                       (33,390)         (55,421)
                                                   -----------      -----------

Income (loss) before income taxes                     (430,921)        (723,911)
Provision for income taxes                                --               --
                                                   -----------      -----------
  Net income (loss)                                $  (430,921)     $  (723,911)
                                                   ===========      ===========


Earnings (loss) per share:
 Net income (loss)                                 $     (0.05)     $     (0.08)
                                                   ===========      ===========

 Weighted average shares outstanding                 9,506,222        9,200,000
                                                   ===========      ===========


          See accompanying notes to consolidated financial statements.



                                                   American General Ventures, Inc.
                                       Consolidated Statement of Changes in Stockholders' Equity
                                              Years Ended December 31, 1997 and 1996


                                                         Common Stock            Additional
                                                 ---------------------------       Paid-in       Accumulated
                                                    Shares          Amount         Capital        (Deficit)           Total
                                                    ------          ------         -------        ---------           -----

Balance, December 31, 1995                         9,200,000     $     9,200     $ 1,702,099     $(1,498,040)     $   213,259

Net (loss) for the year                                 --              --              --          (723,911)        (723,911)
                                                 -----------     -----------     -----------     -----------      -----------
Balance, December 31, 1996                         9,200,000           9,200       1,702,099      (2,221,951)        (510,652)

Common stock sold for cash                           566,666             567         150,266            --            150,833

Common stock issued for services                     277,000             277          53,973            --             54,250

Common stock issued for debt conversion              550,000             550         524,450         525,000

Net (loss) for the year                                 --              --              --          (430,921)        (430,921)
                                                 -----------     -----------     -----------     -----------      -----------
Balance, December 31, 1997                        10,593,666          10,594       2,430,788      (2,652,872)        (211,490)



                                  See accompanying ntoes to consolidated financial statements.


                         American General Ventures, Inc.
                      Consolidated Statements of Cash Flows
                     Years Ended December 31, 1997 and 1996



                                                            1997         1996
                                                         ---------    ---------
Net income (loss)                                        $(430,921)   $(723,911)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
   Depreciation and amortization                            16,134       12,255
   Stock issued for services                                44,250         --
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable              18,126      112,097
    (Increase) decrease in inventory                        (9,070)       2,929
    (Increase) decrease in prepaid expenses                  1,802        2,024
    (Increase) decrease in other assets                       --          4,874
    Increase (decrease) in accounts payable and
        accrued expenses                                   112,078      318,560
                                                         ---------    ---------
       Total adjustments                                   183,320      452,739
                                                         ---------    ---------
  Net cash (used in)
   operating activities                                   (247,601)    (271,172)
                                                         ---------    ---------

Cash flows from investing activities:
   Acquisition of plant and equipment                         --         (1,740)
                                                         ---------    ---------
Net cash (used in) investing activities                       --         (1,740)
                                                         ---------    ---------
Cash flows from financing activities:
   Repayment of long-term debt                              (8,084)      (3,085)
   Proceeds from the sale of common stock                  148,833         --
   Increase in officer loans                               100,574      299,981
                                                         ---------    ---------
  Net cash provided by
   financing activities                                    241,323      296,896

Increase (decrease) in cash                                 (6,278)      23,984
Cash and cash equivalents,
 beginning of period                                        23,984         --
                                                         ---------    ---------
Cash and cash equivalents,
 end of period                                           $  17,706    $  23,984
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




          See accompanying notes to consolidatd financial statements.

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

     Stock-based Compensation
The Company  adopted  Statement  of Financial  Accounting  Standard No. 123 (FAS
123), Accounting for Stock-Based Compensation beginning with the Company's first quarter of 1996. Upon adoption of FAS 123, the Company continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees. Stock based compensation was paid by the Company during the year ended December 31, 1997 as described in Note 4.


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


Note 4.  Stockholders' Equity.
         --------------------

During the year ended December 31, 1997 the Company issued 500,000 shares of its common stock for the conversion of debt owed to its president. The shares were valued at $1.00 per share when the Company's common stock had a bid price of $.50 per share at the date the conversion was approved by the Company's Board of Directors. The excess of the conversion price over the bid price for the shares issued is considered to be a capital contribution to the company by its president. Additionally, 50,000 shares of restricted common stock were issued to a vendor for debt conversion at $.50 per share, the fair value of the stock on the conversion date.

The Company issued an aggregate of 277,000 shares of its common stock for services provided to the Company by three entities. The shares were valued at $.10 per share for 100,000 shares issued in January 1997 and $.25 per share for 177,000 shares issued in September 1997 based on the bid prices of the Company's common stock.

During the fourth quarter of 1997, the Company received and aggregate of $150,833 in cash for the exercise of common stock warrants. The exercise price of 500,000 of the warrants was $.25 per share and the exercise price of 66,666 of the warrants was $.3875 per share. The warrants were issued in connection with a contract to provide WEB site development and public relations services to the Company. The contract was entered into on September 25, 1997 at which date the fair value of the Company's common stock was $.25 per share. The Company recorded no additional compensation expense as a result of the warrants. Warrants to purchase an additional 433,334 shares of the Company's common stock expired on December 31, 1997.

During the year ended December 31, 1997 the Company established a non-statutory stock option plan to benefit employees, officers, directors, consultants and others providing services to the Company. The Company has reserved 25,000,000 shares of common stock for issuance in connection with option grants made pursuant to the plan. The purchase price for shares granted under the plan shall not be less than 67% of the fair market value of the stock on the grant date. The shares and warrant shares described in the preceding paragraph were issued in connection with the stock option plan.


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

The Company has accrued interest of $12,000 and $12,969 for the years ended December 31, 1997 and 1996, respectively. During the years ended December 31, 1997 and 1996, the Company's president made working capital advances to the Company of $100,574 and $44,781, respectively and during 1996, assumed personal liability for funds advanced to the Company in 1996 pursuant to a line of credit with a bank amounting to $255,200.

At December 31, 1997 the note plus additional cash advances an salary accruals amounting to $500,000 were converted into common stock of the Company as described in Note 4.


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


Note 8. Commitments and contingencies
        ------------------------------

Operating leases

The Company leases its facilities under an operating leases through May 31, 1999. Minimum future rentals payable under the leases are as follows:

                       Year                         Amount
                       1998                       $ 18,453
                       1999                          7,875
                                                  $ 26,328

Rent expense amounted to $27,310 and $52,843 for the years ended December 31, 1997 and 1996, respectively.

The Company has three legal matters pending with its suppliers for collection of trade accounts payable aggregating approximately $75,000. The Company expects to reach settlement agreements with the suppliers for reduced payment amounts, however, the gross amounts due each vendor are included in accounts payable at December 31, 1997.

Note 9.  Sales to major customers
         ------------------------

During the years ended December 31, 1997 and 1996, the Company recorded revenue for goods or services provided to client companies that comprise greater than 10% of total revenues as follows:

                                      1997          1996
      Wal-Mart  Stores, Inc.        $422,041      $975,940


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

Date:  January 15, 1999
     -----------------------------

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  January 15, 1999                     /s/  Steven H. Walker
     -----------------------------          ------------------------------------
                                            Steven H. Walker, President Director

Date:  January 15, 1999                     /s/  Christopher S. Walker
     -----------------------------          ------------------------------------
                                            Christopher S. Walker, Secretary
                                            Treasurer, Director