Form 10QSB/A
period 1998-03-31
AMERICAN GENERAL VENTURES INC
filed 1999-01-19
CIK 761034

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

Common Stock $.001 par value,                           10,698,843
-----------------------------                           ----------
     (title of class)                     (Shares outstanding at March 31, 1998)

                         AMERICAN GENERAL VENTURES, INC.

                                   FORM 10-QSB

                      FOR THREE MONTHS ENDED MARCH 31, 1998


                                      INDEX


                         PART I - FINANCIAL INFORMATION


ITEM 1 - Financial Statements                                           PAGE

     Balance Sheet as of March 31, 1998 & 1997                            3

     Income Statements for quarters ending
     March 31, 1998 & 1997                                                4

     Statement of Cash Flows for three months ended
     March 31, 1998 & 1997                                                5

ITEM 2 - Management Discussion and Analysis                               6


                           PART II - OTHER INFORMATION

ITEMS 1-5                                                                 7


SIGNATURE PAGE                                                            8

                         AMERICAN GENERAL VENTURES, INC.
                           CONSOLIDATED BALANCE SHEET
                         MARCH 31, 1998 & MARCH 31, 1997
                                   (UNAUDITED)

ASSETS                                                3-31-98          3-31-97
------                                                -------          -------

Current Assets:
         Cash                                           29,103           (7,898)
         Accounts Receivable                            27,692          131,501
         Inventory-For Sale                            174,875          240,211
         Inventory-Office Equipment                        -0-              -0-
                                                    ----------       ----------
         Total Current Assets                          231,670          363,814

         Net Prop,Plant,Equip and                       36,260           70,089
         Vehicles, Less Accumulated
         Depreciation ($27,454)
         Other Assets (Goodwill)                        21,986           24,971
                                                    ----------       ----------
         Total Assets                                  289,916          458,874
                                                    ==========       ==========
LIABILITIES and STOCKHOLDERS' EQUITY

Current Liabilities
         Account Payables                              222,795          194,294
         Other Current Liabilities                       4,025           10,051
         Accrued Salaries-Officers                      98,075           98,075
         Accrued Interest                               25,729           25,829
                                                    ----------       ----------
         Total Current Liabilities                     350,624          328,249

Long Term Liabilities:
         Notes Payable-Officer                         169,478          638,315
         Bank Loan                                      14,217           35,495
                                                    ----------       ----------
         Total Long Term Liabilities                   183,695          673,810
                                                    ----------       ----------
         Total Liabilities                             534,319        1,002,059

Stockholders' Equity:
         Common Stock                                   10,699            9,300
         Paid in Capital                             2,452,133        1,711,999
         Accumulated deficit                        (2,707,235)      (2,264,484)
                                                    ----------       ----------
         Total Equity                                 (244,403)        (543,185)
                                                    ----------       ----------
         Total Liabilities & Equity                    289,916          458,874
                                                    ==========       ==========

                         AMERICAN GENERAL VENTURES, INC.
                          CONSOLIDATED INCOME STATEMENT
                       QTRS ENDING MARCH 31, 1998 & 1997

                                                   1ST QTR            1ST QTR
                                                     1998               1997
                                                     ----               ----

REVENUES                                               73,193           297,849

Cost and Expenses:
         Cost of Sales                                 53,138           242,937
         Sell & General Admin                          74,418            97,445
         Interest                                         -0-                0-
                                                  -----------       -----------
         Total Cost & Expenses                        127,556           340,382
                                                  -----------       -----------
Income (Loss) from Operations                         (54,363)          (42,533)
                                                  -----------       -----------

Other Income & Expenses:
         Interest Income                                  -0-               -0-
                                                  -----------       -----------
         Total Other Income/Expense                       -0-               -0-
                                                  -----------       -----------

Net Income (Loss)                                     (54,363)          (42,533)

Net Income Per Common Share                               .00               .00

Weighted Average Common Shares
Outstanding                                        10,698,843         9,300,000
                                                  ===========       ===========

                         AMERICAN GENERAL VENTURES, INC.
                             CONSOLIDATED CASH FLOW
                  FOR THREE MONTHS ENDING MARCH 31, 1998 & 1997


                                                  1998                    1997
                                                  ----                    ----

Cash Flow from Operating Activities
         Net Income (Loss)                        (54,363)              (42,533)

Adjustments to Reconcile Net Income
to Net Cash:
         Depreciaion and Goodwill                   1,939                   -0-
         Inc (Dec) in Accounts Receivable         (26,267)
         Inc (Dec) in Inventory                     2,182               (72,224)
         Inc (Dec) in Other Assets                    198                 2,000
         Inc (Dec) in Accounts Payable            (67,051)               20,063
         Inc (Dec) in Other Accrued Liabilities    79,046               (45,880)
                                                 --------              --------
Net Cash Provided by (Used In
Operating Activities                              (64,316)             (250,524)

Cash Flow from Investing Activities:
         Inc (Dec) in Marketable Securities           -0-                   -0-
         Plant and Equipment                          -0-                   -0-
                                                 --------              --------
Net Cash Provided by (Used in)
Investing Activities                                  -0-                   -0-

Cash Flow from Financing Activities:
         Inc (Dec) in Notes Payable                   -0-                   -0-
         Inc (Dec) in Notes Pay-Walker             54,263               208,643
         Inc (Dec) in Long-Term Debt                  -0-                    (1)
         Inc (Dec) in Common Stock                    105                   100
         Inc (Dec) in Paid in Capital              21,345                 9,900
                                                 --------              --------
Net Cash Provided by (Used in)
Financing Activities                               75,713               218,642
                                                 --------              --------

         Inc (Dec) in Cash                         11,397               (31,882)

         Cash (Beginning)                          17,706                23,984

         Cash (Ending)                             29,103                (7,898)
                                                 ========              ========

                         AMERICAN GENERAL VENTURES, INC.
                                   FORM 10-QSB
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998



ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS

Results of Operations

From January 1, 1998 through March 31, 1998 the Company's revenues were $73,193 compared with $297,849 for the same period a year ago. The Company had a loss of $64,363 for this period compared to a loss of ($42,533) the same period a year ago. The loss was due to a decrease in revenues from the Company's decision to sell its products only through Wal-Mart Online web page(www.Wal-Mart.com)and not in Wal-Mart's retail stores. During this period, Wal-Mart Online was in its development stage and there was essentially no marketing for Online products. Wal-Mart Online expects to complete its web page development in six more months. Even though the Company had a significant reduction in revenues, it placed in the top five vendors for Wal-Mart Online. Management's decision to sell only through Wal-Mart Online is viewed that being online, the Company will experience greater long term benefits than to continue to expand into additional Wal-Mart retail stores. Some advantages from selling only through Wal-Mart's internet site on the web is that Wal-Mart pays the Company within fifteen days from the time the product is shipped. Other benefits from selling through Wal-Mart Online rather than through their retail stores is that the purchaser has only fifteen days to return the product, the warranty begins the day the purchaser receives the product and the Company has better controls on when the product is sold and who the purchaser is. Selling Online also provides a 'just in time' inventory method that is very beneficial for computer manufactures. The components are not purchased until the order is placed from the Wal-Mart customer. This method of inventory reduces expenses of personnel and warehousing, nullifies the guaranteed sale provision and shields the Company from the extraordinary depreciation of costs that are so prevalent in the computer industry.

Management is also confident that the change to selling through Wal-Mart Online and not through their retail stores is that Wal-Mart Online plans to feature a "Build to Order"(BTO)computer system. The BTO concept has been one of the reasons that Dell Computers and Gateway Computers have been so successful. Wal-Mart Online has given the Company and exclusive to use only the Company's computers in their BTO program. The Company has the opportunity of growing with a new division within the largest retailer in the world.

Working Capital and Capital Resources

Working capital at March 31, 1998 (current assets less current liabilities) totaled ($118,954) compared with $319,038 at March 31, 1996. The decrease in working capital was due to increased expenses required for the Company to continue its expansion with Wal-Mart stores.

The Company is developing its own web page to sell directly to the public as well as selling through Wal-Mart's web page. Selling directly to the public will be done through credit cards and will essentially work as factoring but at a lower cost. If the Company is successful with its own web page sales, it will greatly reduce the need for additional financing needed for day to day operations. The Company is working with several investment bankers to raise additional capital needed for marketing expenses.

                            PART II OTHER INFORMATION

Item 1 Legal Proceedings.

Item 2 Changes in Securities - 105,177 shares of common stock were issued during this quarter.

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


                                         AMERICAN GENERAL VENTURES, INC.


                                         By: /s/ Steven H. Walker
                                            ------------------------------------
                                            President/CEO

Date: January 6, 1999