Form 10QSB/A
period 1998-06-30
AMERICAN GENERAL VENTURES INC
filed 1999-01-19
CIK 761034

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

                      3650 Austin Bluffs Parkway-Suite 138
                           Colorado Springs, Colorado
                    (Address of Principal Executive Offices)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

Common Stock $.001 par value,                            11,288,268
-----------------------------                            ----------
    (title of class)                       (Shares outstanding at June 30, 1998)

                         AMERICAN GENERAL VENTURES, INC.

                                   FORM 10-QSB

                      FOR THREE MONTHS ENDED June 30, 1998


                                      INDEX


                         PART I - FINANCIAL INFORMATION


ITEM 1 - Financial Statements                                 PAGE

     Balance Sheet as of June 30, 1998 & June 30,1997          3

     Income Statements for quarters ending                     4
     June 30, 1998 & 1997
     Statement of Cash Flows for three months ended
     June 30, 1998 & 1997                                      5

ITEM 2 - Management Discussion and Analysis                    6


                           PART II - OTHER INFORMATION

ITEMS 1-5                                                      7


SIGNATURE PAGE                                                 8

                         AMERICAN GENERAL VENTURES, INC
                           CONSOLIDATED BALANCE SHEET
                   JUNE 30, 1998 & JUNE 30, 1997 (UNAUDITED)

ASSETS                                                6-30-98          6-30-97
------                                                -------          -------
Current Assets:
         Cash                                            2,395            3,038
         Marketable Securities                             -0-              -0-
         Accounts Receivable                            14,653           73,880
         Inventory                                     151,870          295,783
         Other Current Assets                              -0-              -0-
                                                    ----------       ----------
         Total Current Assets                          168,918          372,701

         Net Prop,Plant,Equip                           34,918           70,118
         Other Assets                                   21,389           24,971
                                                    ----------       ----------
Total Assets                                           225,225          467,790
                                                    ==========       ==========
LIABILITIES and STOCKHOLDERS' EQUITY

Current Liabilities:
         Notes Payable-Officer                          18,052              -0-
         Accounts Payable                              258,528          290,931
         Other Current Liabilities                      89,140          142,722
                                                    ----------       ----------
         Total Current Liabilities                     365,720          433,653

Long Term Liabilities:
         Notes Payable-Officer                             -0-          573,834
         Long Term Debt                                 35,495           35,495
                                                    ----------       ----------
Total Liabilities                                      401,215        1,042,982

Stockholders' Equity:
         Common Stock                                   11,288            9,300
         Paid in Capital                             2,562,856        1,711,999
         Accumulated Deficit                        (2,750,134)      (2,296,491)
                                                    ----------       ----------
         Shareholder's Deficit                        (175,990)        (575,192)
                                                    ----------       ----------
         Total Liabilities &
         shareholder's deficit                         225,225          467,790
                                                    ==========       ==========

                         AMERICAN GENERAL VENTURES, INC.
                          CONSOLIDATED INCOME STATEMENT
                        QTRS ENDING JUNE 30, 1998 & 1997
                                   (UNAUDITED)

                                                    2ND QTR            2ND QTR
                                                     1998               1997
                                                     ----               ----

REVENUES                                             120,318            310,727

Cost and Expenses:
         Cost of Sales                               111,918            245,143
         Sell & General Admin                         51,299             97,591
         Interest                                        -0-                -0-
                                                 -----------        -----------
         Total Cost & Expenses                       163,217            342,734
                                                 -----------        -----------
Net Income (Loss) Before Taxes                       (42,899)           (32,007)

Income Tax Expense                                       -0-                -0-

Net Income (Loss)                                    (42,899)           (32,007)

Net Income Per Common Share                              .00                .00

Weighted Average Common Shares
Outstanding                                       11,288,268          9,300,000
                                                 ===========        ===========

                         AMERICAN GENERAL VENTURES, INC.
                             CONSOLIDATED CASH FLOW
                  FOR THREE MONTHS ENDING JUNE 30, 1998 & 1997
                                   (UNAUDITED)

                                                          1998           1997
                                                          ----           ----

Cash Flow from Operating Activities
         Net Income (Loss)                               (42,899)       (32,007)

Adjustments to Reconcile Net Income
to Net Cash:
         Depreciation and Goodwill                         1,939            -0-
         Inc (Dec) in Accounts Receivable                 13,039         57,621
         Inc (Dec) in Inventory                           23,005        (55,572)
         Inc (Dec) in Other Assets                           -0-            -0-
         Inc (Dec) in Accounts Payable                    35,733         96,637
         Inc (Dec) in Other Accrued Liab                 (20,637)         8,767

                                                        --------       --------
Net Cash Provided by (Used In)
Operating Activities                                      10,180         75,446

Cash Flow from Investing Activities:
         Inc (Dec) in Marketable Sec                         -0-            -0-
         Plant and Equipment                                                (29)
                                                        --------       --------
Net Cash Provided by (Used in)

Investing Activities                                         -0-            (29)

Cash Flow from Financing Activities:
         Inc (Dec) in Notes Payable                          -0-            -0-
         Inc (Dec) in Notes Pay-Walker                  (169,478)       (64,481)
         Inc (Dec) in Long Term Debt                      21,278            -0-
         Inc (Dec) in Common Stock                           589            -0-
         Inc (Dec) in Paid in Capital                    110,723            -0-
                                                        --------       --------
Net Cash Provided by (Used in)
Financing Activities                                     (36,888)       (64,481)
                                                        --------       --------

         Inc (Dec) in Cash                               (26,708)        10,936

         Cash (Beginning)                                 29,103         (7,898)

         Cash (Ending)                                     2,395          3,038

                         AMERICAN GENERAL VENTURES, INC.

                                   FORM 10-QSB

                      FOR THE THREE MONTHS ENDED JUNE, 1998

                  ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS


Results of Operations

During the period from April 1, 1998 through June 30, 1998 the Company revenues were $310,727 compared to $423,365 for the same period in 1997. The decrease in revenues was due to decreased orders for computers and accessories from Wal-Mart Stores, Inc. taken by the Company's subsidiary ACI Micro Systems, Inc. ACI has reduced its sales with Wal-Mart retail stores since it was issued a second vendor number from Wal-Mart Online. The Company plans to emphasize selling its product through Wal-Mart's World Wide Web Page and de-emphasize its sales in Wal-Mart retail stores. The Company experienced considerable losses because of its 'guaranteed sale' provision with the retail stores. Many Wal-Mart stores ordered more computers than they were able sell and consequently returned the unsold systems. The online sales are sold before they are shipped and reduces the quaranteed sale problem.

The Company presently offers seven preconfigured computer systems on Wal-Mart's web page and expects to have a "build your own desktop and laptop computer" online in October 1998. The build your own computer has been very successful with Dell Computers and Gateway 2000. The Company expects that by partnering with Wal-Mart it will capture a percentage of Dell's and Gateway's market share.

Wal-Mart  Online has  featured  the  Company's  computers  on its  "home"  page.
Wal-Mart Online used one of the Company's computers to celebrate it 1st anniversary by selling it below cost for a period of two weeks. The Company was listed in the top five vendors in revenues for Wal-Mart Online.

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

Working Capital and Capital Resources

Working capital at June 30, 1998 (current assets less current liabilities) totaled ($196,802) compared to $273,772 at June 30, 1997. The decrease in working capital was due to a decrease in accounts receivable and inventory.

The Company has  implemented  several  means to raise  short term  capital.  The
Company   expects  to  receive   sufficient   resources   to  meet  its  capital
requirements.

                           PART II OTHER INFORMATION

Item 1 Legal Proceedings

The Company knows of no litigation pending, threatened or contemplated, or unsatisfied judgments against the Company, nor any proceedings to which the Company is a party that will adversely affect the Company.

Item 2 Changes in Securities - 589,425 common shares were issued this quarter.

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