Form 10QSB/A
period 1998-09-30
AMERICAN GENERAL VENTURES INC
filed 1999-01-28
CIK 761034

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            FORM 10-QSB/AMENDMENT #2

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

   Common Stock $.001 par value,                           11,298,268
   -----------------------------                           ----------
        (title of class)                            (Shares outstanding at
                                                      September 30, 1998)

                         AMERICAN GENERAL VENTURES, INC.

                                   FORM 10-QSB

                    FOR THREE MONTHS ENDED SEPTEMBER 30, 1998

                                      INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements
                                                                          PAGE

     Balance Sheet as of September 30, 1998                                 3

     Income Statements for three months and
     nine months September 30, 1998 & 1997                                  4

     Statement of Cash Flows for nine months ended
     September 30, 1998 & 1997                                              5

ITEM 2 - Management Discussion and Analysis                                 6


                           PART II - OTHER INFORMATION

ITEMS 1-5                                                                   8


SIGNATURE PAGE                                                             12

                         AMERICAN GENERAL VENTURES, INC
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1998

                                                                    (UNAUDITED)
ASSETS                                                                9-30-98
Current Assets:
     Cash                                                                61,781
     Accounts Receivable, trade                                          21,466
     Inventory                                                          177,057
     Other Current Assets                                                   -0-
                                                                     ----------
     Total Current Assets                                               260,304

     Net Prop,Plant,Equip,                                               33,576

     Goodwill                                                            20,794

                                                                     ----------
Total Assets                                                            314,674
                                                                     ==========
LIABILITIES and STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts Payable-Shareholder                                       172,215
     Accounts Payable                                                   116,287
     Other Current Liabilities                                           11,437
                                                                     ----------
     Total Current Liabilities                                          299,939

Long Term Liabilities:
     Long Term Debt                                                     104,169
                                                                     ----------
Total Liabilities                                                       404,108

Stockholders' Equity:
     Common Stock, $001 par value                                        11,298
     11,298,268 shares issued
     and outstanding
     Paid in Capital                                                  2,613,546
     Accumulated Deficit                                             (2,714,278)
                                                                     ----------
     Shareholder's equity                                               (89,434)
     (deficit)
     Total Liabilities & Equity                                         314,674
                                                                     ==========


                              AMERICAN GENERAL VENTURES, INC.
                               CONSOLIDATED INCOME STATEMENT
                      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998
                                       (UNAUDITED)

                                     Three Months Ended            Nine Months Ended
                                        September 30,                 September 30,
                                  -------------------------    --------------------------
                                     1998           1997           1998           1997
                                  ----------    -----------    -----------    -----------
REVENUES                             385,961        109,385        579,472        717,961

Cost and Expenses:
         Cost of Sales               300,792         86,414        465,848        574,494
         Sell & General Admin         44,326         73,372        170,043        268,408

                                 -----------    -----------    -----------    -----------
         Total Cost & Expenses       345,118        159,786        635,891        842,902
                                 -----------    -----------    -----------    -----------
Income (Loss) from Operations         40,843        (50,401)       (56,419)      (124,941)

Interest Expense                      (4,987)           -0-         (4,987)           -0-

Net Income(Loss)Before Taxes          35,856        (50,401)       (61,406)      (124,941)

Income Tax Expense                       -0-            -0-            -0-            -0-

Net Income (Loss)                     35,856        (50,401)       (61,406)      (124,941)
Net Income Per Common Share              .00            .00            .00            .00

Weighted Average Common           11,293,268      9,670,833     11,095,126      9,547,222
Shares Outstanding
                                 ===========    ===========    ===========    ===========


                         AMERICAN GENERAL VENTURES, INC.
                             CONSOLIDATED CASH FLOW
                FOR NINE MONTHS ENDING SEPTEMBER 30, 1998 & 1997

                                   (UNAUDITED)

                                                             1998         1997
                                                          ----------------------

Cash Flow from Operating Activities
         Net Income (Loss)                                 (61,406)    (124,941)

Adjustments to Reconcile Net Income
to Net Cash:
    Depreciation and Goodwill                                5,815          -0-
         Inc (Dec) in Accounts Receivable (20,041)         (46,921)
         Inc (Dec) in Inventory                                -0-     (108,013)
         Inc (Dec) in Other Assets                             198        2,000
         Inc (Dec) in Accounts Payable                    (173,559)      14,247
         Inc (Dec) in Other Accrued                        134,870     (172,402)
               Liabilities

Net Cash Provided by (Used In)
Operating Activities                                      (114,123)    (436,030)

Cash Flow from Investing Activities:
         Inc (Dec) in Marketable Sec                           -0-          -0-
         Plant and Equipment                                   -0-          (29)

Net Cash Provided by (Used in)
Investing Activities                                           -0-          (29)

Cash Flow from Financing Activities:
         Inc (Dec) in Notes Payable                            -0-          -0-
         Inc (Dec) in Notes Pay-Walker                     (11,046)     260,061
         Inc (Dec) in Long Term Debt                       (14,217)     (35,496)
         Inc (Dec) in Common Stock                             703          842
         Inc (Dec) in Paid in Capital                      182,758      203,741
Net Cash Provided by (Used in)
Financing Activities                                       158,198      429,148

         Inc (Dec) in Cash                                  44,075       (6,911)

         Cash (Beginning)                                   17,706       23,984

         Cash (Ending)                                      61,781       17,073

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

The results of Operations for the first three quarters of 1998 are as follows:

                                   1st          2nd          3rd         Nine
                                 Quarter      Quarter      Quarter      Months
                                 -------      -------      -------      ------

Revenues                        $  73,193    $ 120,318    $ 385,961   $ 579,472

Total Cost & Expenses             127,556      163,217      345,118     635,891
                                ---------    ---------    ---------   ---------
Income/(Loss) From                (54,363)     (42,899)      40,843     (56,419)
Operations

Other Income/Expense                                         (4,987)

Net Income/(Loss)                 (54,363)     (42,899)      35,856     (61,406)

Revenues

In the first quarter of 1998, revenue was impacted by the Company's decision to sell its products only through Wal-Mart Online web page (www.Wal-Mart.com) and not in Wal-Mart's retails stores. During this period, Wal-Mart Online was in its development stage and there was essentially no marketing for Online products.

In the second quarter of 1998, the Company offered seven pre-configured computer systems on Wal-Mart's web page favorably impacting revenue in the quarter.

In the third quarter of 1998, the Company developed its own web site offering its branded computers at extremely competitive price points in addition to selling its products through Wal-Mart Online. The combination of sales through Wal-Mart Online and the Company's Web site increased its computer sales by more than 350 percent. It should be noted that nearly sixty percent of the Company's sales are through its own web site.

The fourth quarter revenues for 1998 will be adversely impacted by the fact that the Wal-Mart agreement has been put on hold. The Wal-Mart contract was put on hold as a result of materials provided by the Company's third party suppliers not meeting Wal-Marts and Company's specifications.

In 1998, the Company adopted a "just in time" inventory method. A physical inventory of materials on will be performed in the fourth quarter of 1998 and any excess or obsolete material will be written off to P&L. There is over one month's worth of inventory on hand due to the fact that a considerable amount of dollars represent accessory or specialty products that are not components of the basic computer systems sold.

Working Capital and Capital Resources

Working capital at September 30, 1998 (current assets less current liabilities) totaled ($39,635) compared to $163,634 at September 30, 1997. The decrease in working capital was due to a decrease in inventory and an increase in short term debt to its President Steven H. Walker.

The Company has adopted a "just in time" method of inventory that has resulted in the need for using capital to purchase products before they are sold. This strategy allows the Company to maintain its cash position and reduces the cost of inventory that depreciates rapidly in the computer industry.

The Company has determined that its working capital is sufficient to continue operations and that no significant adjustments were necessary during this current quarter.

PART II OTHER INFORMATION

Item 1 Legal Proceedings

The Company's subsidiary, ACI Micro Systems, Inc. suit by Cal IC was tentatively accepted with no judgement against the Company. The settlement when finalized in the fourth quarter of 1998 will result in a reduction of $20,000 claimed by Cal IC.

The Company was also successful in negotiating a settlement reducing the amount of a debt claimed by Worldnet from $110,000 to $32,000. Settlement to be formalized in the fourth quarter of 1998.

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

Item 2 Changes in Securities - 10,000 shares of common stock were issued to an investor.




AGV Changes in Equity
Nine Months Ending September 30, 1998

                                           1st Quarter                  2nd Quarter                3rd Quarter                YTD
                               12/31/97        Change      3/31/98         Change      6/30/98       Change     9/30/98      Change
                               --------        ------      -------         ------      -------       ------     -------      ------
Stockholders' Equity
  Common Stock                   10,594           105        10,699           589        11,288          10       11,298        704
  Paid In Capital             2,430,788        21,345     2,452,133       110,723     2,562,856      50,690    2,613,546    182,758
  Accumulated Deficit        (2,652,872)      (54,363)   (2,707,235)      (42,899)   (2,750,134)     35,856   (2,714,278)   (61,406)
                              -----------------------------------------------------------------------------------------------------
Total Stockholders' Equity     (211,490)      (32,913)     (244,403)       68,413      (175,990)     86,556      (89,434)   122,056
                              -----------------------------------------------------------------------------------------------------


                                                                     Par Value
                                                                       Common          .0010      Paid In       Additional
         Activity                        Date    Bid Price Per Share   Shares            $        Capital      Compensation
         --------                        ----    --------- ---------   ------          -----      -------      ------------
Balance 12/31/97                                                    10,593,666       $ 10,594   $ 2,430,768

1st Quarter Change
  Shares Issued For Cash
    Mahoney                             3/31/98   $  0.28   $  0.28    100,000            100        19,900       $ 8,000

  Shares Issued For Wages Or Services
    Neal                                3/31/98   $  0.28   $  0.28        357           --             100
    Hansen                              3/31/98   $  0.28   $  0.28      4,285              4         1,196
    Ryan                                3/31/98   $  0.28   $  0.28        535              1           149
                                                                       -------            ---        ------

Total 1st Quarter Change                                               105,177            105        21,345         8,000
                                                                       -------            ---        ------         -----

2nd Quarter Change
  Shares Issued For Cash
    Mahoney                             5/26/98   $  0.28   $  0.32     85,000             85        16,915        10,200
    Mahoney                             6/3/98    $  0.28   $  0.28     65,000             65        12,935         5,200
    Giasone                             6/3/98    $  0.28   $  0.28      7,500              7         1,493           600
    Mahoney                             6/16/98   $  0.28   $  0.28    140,000            140        20,860        18,200

  Shares Issued For Debt Conversion
    Walker                              5/15/98   $  0.28   $  0.22    285,000            285        56,715         5,700

  Shares Issued For Wages Or Services
    Lohman                              5/15/98   $  0.28   $  0.22      5,000              5         1,095
    Neely                               6/3/98    $  0.28   $  0.37      1,925              2           710
                                                                       -------            ---       -------        ------

Total 2nd Quarter Change                                               589,425            589       110,723        39,900
      -                                                                -------            ---       -------        ------

3rd Quarter Change
  Shares Issued For Cash
    Mahoney                             8/3/98    $  0.28   $  0.28     10,000             10         1,990           800

Record Additional Compensation                                                                       48,700       (48,700)

                                                                        ------            ---        ------        ------
Total 3rd Quarter Change                                                10,000             10        50,690       (47,900)
                                                                        ------            ---        ------        ------

                                                                        ------            ---        ------        ------
YTD Change                                                             704,602            704       182,758          --
                                                                       =======            ===       =======        ======

                                       9

Item 3 Defaults Upon Senior Securities - None

Item 4 Submission of Matters to a Vote of Securities Holders - The shareholders elected three directors to the Company's Board of Directors. Steven H. Walker was elected as a Director and Chair of the Board. Adrian Belinne and Christopher Walker were also elected as directors to the Board of Directors.

Item 5 Other Information - Year 2000 Compliance

The Company is in the process of a comprehensive assessment of all Year 2000 issues and how the business will be affected. Computer systems and computer-controlled devices that can be potentially affected by the Year 2000 issue have been reviewed. These include the following:

     Telephones and fax machines
     Information technology hardware
     Financial and financial reporting applications
     Operations and operational support applications
     Scheduling systems
     Operating systems

Preliminarily, each of the above cases it was found that the Year 2000 issue did not have any significant potential impact on future core business operations or financial reporting.

The Company is reviewing the ability of key suppliers to continue to provide materials and services. All key suppliers either are compliant or have programs in place to be compliant by the Year 2000.

The Company plans to hire an outside consultant to evaluate and test the Company's internal systems in the first quarter of 1999.

COSTS

No external conversion cost has been incurred to date. Only cost to be considered is a salary allocation of the employees involved in the Year 2000 study. The Company plans to hire an outside consultant to evaluate and test the Company's internal systems in the first quarter of 1999.

WORST-CASE SCENARIOS

The Company's own web site does not function or its suppliers will be unable to provide equipment for resale.

CONTINGENCY PLANNING

The Company is developing a contingency plan that would enable it to continue uninterrupted service to its customers in the event a critical supplier of materials and services develops a problem in implementing Year 2000 plans.

SUMMARY

Based on the activities reviewed above, the Company expects to be 100 percent internally compliant with Year 2000 requirements by May, 1999. The Company does not believe that the Year 2000 issues will have a material adverse effect on its financial condition or results of operations. It is anticipated that the Year
2000 issue is not substantial with respect to the Company's property and equipment, though the Company is continuing to assess and modify computer systems, facilities, and business processes to provide for their continuing functionality. The Company believes that modification of existing software and conversions to new software and systems will result in Year 2000 compliance. However, given the complexity of the Year 2000 issue, and the massive changes required of government agencies and large corporations, the impact on business operations because of failure by the Company to achieve compliance, or failure of external entities to achieve compliance, which the Company cannot control, could adversely affect the Company's consolidated results of operations. Information contained in this Year 2000 Compliance Summary other than historical information, may be considered forward-looking in nature. As such, it is based upon certain assumptions and is subject to various risks and uncertainties, which may not be controllable by the Company.

To the extent that these assumptions prove to be incorrect, or should any of these risks or uncertainties, the actual results may vary materially from those which were anticipated.

Item 6 Exhibits and Reports on Form 8-K - None





                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              AMERICAN GENERAL VENTURES, INC.


                                              By: /s/ Steven Walker
                                                 -------------------------------
                                                 President/CEO

Date: January 26, 1999