Form 10KSB40
period 1998-12-31
NUCLEUS INC
filed 1999-03-16
CIK 761034

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB

(Mark
One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                  For the fiscal year ended December 31, 1998

                                       OR

  [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the Transition period from  to

                         Commission file number 0-14039

                                 Nucleus, Inc.
              (formerly known as American General Ventures, Inc.)
                 (Name of Small Business Issuer in its charter)

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                 NEVADA                                11-2714721
        (State of incorporation)          (I.R.S. Employer Identification No.)

                     3650 Austin Bluffs Parkway--Suite 138
                        Colorado Springs, Colorado 80918
              (Address of principal executive offices) (Zip Code)

        Registrant telephone number, including area code: (719) 548-1616

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.001 par value

   Check whether the Company (l) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

   The Company's revenues for its most recent fiscal year. $747,144.

   As of March 8, 1999, the market value of the Company's voting $.001 par value common stock held by non-affiliates of the Company was $326,930.

   The number of shares outstanding of Company's only class of common stock, as of March 15, 1999 was 1,129,827 shares of its $.001 par value common stock.

   Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No

   No documents are incorporated into the text by reference.

   Transitional Small Business Disclosure Format (check one) Yes     No  X

                                 NUCLEUS, INC.
              (formerly known as American General Ventures, Inc.)

                                  FORM l0-KSB

                                    PART I

ITEM 1 DESCRIPTION OF BUSINESS

 (a) General Development of Business

   (a) (1) The original purpose of American General Ventures, Inc. (AGV) was to seek potential business ventures, which in the opinion of the management of AGV would provide a profit for AGV. Such involvement would be either as the acquisition of existing businesses or the acquisition of assets to establish a subsidiary business for AGV. AGV changed its name to Nucleus, Inc. on December 8, 1998. The name AGV will be used for simplicity purposes and ease of reference throughout the remainder of this document.

   On January 22, l986, AGV signed a letter of intent with Aspen Medical Diagnostics, Inc. and Neuro-Medical, Inc., both Utah Corporations, to acquire all of the stock of both of those companies in exchange for 1,000,000 shares of the common stock of AGV to the shareholders of each of the acquired companies or a total of 2,000,000 shares. Both acquired companies were in the business of establishing medical diagnostic facilities.

   On September 11, 1987, AGV acquired all of the stock of ACI Micro Systems, Inc., a Colorado Corporation. ACI Micro Systems, Inc. was in the business of selling computer and computer accessories manufactured by third parties.

   In January 1991, AGV incorporated Your ATTACHE, a wholly owned subsidiary. Your ATTACHE develops and sells licenses of powerful high speed computer systems that provides a mutually beneficial communication and interaction medium between suppliers and consumers. Your ATTACHE is not active and had no revenues in 1998.

   The Company has not been involved, during the year ended December 31, l998, in any bankruptcy, receivership or similar proceedings.

   (a)(2) Not applicable.

 (b) Financial Information About Industry Segments

   AGV has engaged in a single line of business since September 11, 1987, when the Company acquired ACI Micro Systems. The Company engages in the business of selling computers and computer accessories manufactured by third parties.

 (c) Narrative Description of Business

   (c)(1)(i) AGV on January 29, 1986, acquired 100 percent of the outstanding stock of Neuro-Medical, Inc. (Neuro) and Aspen Medical Diagnostics, Inc. (Aspen), both Utah corporations. The letter of intent for said purchase was executed on the 22nd day of January, 1986. In exchange, AGV issued 1,000,000 of its restricted shares to the stockholders of Aspen and 1,000,000 of its restricted shares to the stockholders of Neuro.

   The business of Neuro and Aspen was to establish and operate neurological diagnostic centers that provide diagnostic testing for physicians and others in the medical community. The Company made available to the medical community the latest neurological testing and assessment equipment. The officers of AGV for eight years used the Brain Electrical Activity Mapping System (BEAM) which was developed at Harvard University Medical School. The officers of AGV selected the BEAM system because they believed that the system represented a significant advancement over alternative equipment being used for neurological testing in the overall treatment of patients. However, the technology faced resistance from the medical community which created a negative impact upon the growth of AGV. AGV ceased to operate its BEAM centers in 1993.

Current Operations

   AGV continues to operate ACI Micro Systems, Inc., (ACI), a Colorado Corporation, that sells computers and accessories which are manufactured by other parties.

Wal-Mart

   AGV has had two vendor agreements with Wal-Mart. The first agreement, entered into during August, 1995, was a resale agreement for Wal-Mart to sell AGV computers in their retail stores. The agreement contained provisions which eventually proved disadvantageous to AGV.

   This initial agreement with Wal-Mart incorporated a "sale guarantee" from AGV to Wal-Mart which gave Wal-Mart customers 15 days to return a computer, for any reason. Wal-Mart, at its discretion, could either sell the computer again, or return it to AGV for a full refund, which was effected as a debit entry on amounts due AGV from Wal-Mart. The second component of the guarantee allowed Wal-Mart to return unsold computers to AGV for a full refund.

   AGV management and Wal-Mart's corporate buyer of computer products agreed that certain Wal-Mart stores were abusing the guarantee provisions. Individual Wal-Mart stores were directed by corporate staff to discontinue returning unsold computers to AGV for credit. This agreement was terminated by mutual agreement in April, 1997.

   A subsequent agreement between the companies was signed in June, 1997. This agreement permitted AGV to sell its computers from Wal-Mart's web site, Wal-Mart Online. There was no sale guarantee provision in the agreement, however the customer received the right to return the equipment within fifteen (15) days of purchase for a full refund. Customers experiencing problems after expiration of the 15 day period were directed to call AGV tech support. In instances where technical problems could not be corrected on a telephone call, the computer would be shipped to AGV for repair.

   Concerns were expressed by Wal-Mart regarding the quality of AGV's products and technical support, and by AGV regarding Wal-Mart's adherence to exclusivity provisions in the vendor agreement. AGV was also concerned with suspected violations by Wal-Mart of the fifteen (15) day return deadline policy. Due to these and other operational problems under the agreement, on October 30, 1998, both parties agreed to suspend sales until their problems could by resolved. As of this date a new agreement has not been consummated.

Proposed Operations

   Subsequent to the termination of the Wal-Mart agreement, AGV has been refocusing its efforts to generate sales from its own website--a strategy which management believes will offset a portion of the revenue lost from the termination of the Wal-Mart agreement. ACI has developed its own website (www.availpc.com) ACI pays a fee to Hotmail, a free internet email service wholly-owned by Microsoft, to promote its computer systems. These banner ads enable Hotmail customers to link to AGV's website to purchase computer systems.

   AGV does not expect the revenue generated from its website sales to fully replace the revenue lost from the Wal-Mart agreement.

The ACI Micro Computer Systems

   ACI Micro Systems, Inc., manufactures, through outsourcing, non-integrated circuitry computer systems that allows true upgradability. ACI presently has a capacity of assembling 15,000 computers per month.

Seasonality

   AGV's business is not considered seasonal.

Backlog

   As of December 31, 1998, AGV was able to fill all orders and did not have any backlog orders.

Competition

   AGV's sales operations face stiff competition from existing manufacturers and sellers of computers. AGV has met the competition in the past with its niche in the computer industry. Through third party manufacturers, ACI is able to sell computers that will be assembled in America and still be competitive with computers built in foreign countries. AGV's computers are built in America giving AGV a competitive edge to resellers whose philosophy mirrors that of AGV. In addition to "Made in America" AGV sells computers with non-integrated circuitry that allows true upgradability and local service and support.

   ACI's Build-To-Order (BTO) program has an advantage over the larger computer manufacturers because it gives the consumer more choices and lower prices. The customer is able to build a computer system for less than $1,000. This is not possible with some of the larger firms because their standard systems contain components that the consumer may not want. Limited choices result in higher prices for computer systems.

   AGV does not have an established customer service program as compared to its competitors--some of which have 24 hour, 7 day service and substantially more capital resources than does AGV. The Company's customer service can best be described as limited as AGV does not have the systems, personnel, or capital to establish a high end customer service operation. The inability to provide comprehensive customer service may have a negative impact on AGV's ability to compete in its industry and may also have an adverse effect on AGV's operating results.

Research and Development

   Since its inception, AGV has spent $193,370 for company sponsored research and development of the Your ATTACHE concept.

Compliance with Environmental Regulations

   Management of AGV believes that compliance with federal, state, and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment will have no material effect on the capital expenditures, earnings and competitive position of AGV.

Employees

   AGV employs a total of five persons: a chief executive officer, a chief operating officer, and two full-time and one part-time technicians and/or assemblers.

Foreign Operations

   AGV had no foreign operations or export sales during fiscal year 1998.

ITEM 2 DESCRIPTION OF PROPERTIES

   AGV currently occupies approximately 2,000 square feet at 3650 Austin Bluffs Parkway, Suite 138, Colorado Springs, Colorado. AGV pays $2,110 plus utilities for rent for the Austin Bluffs facility. The lease for the Austin Bluffs space will continue until May 1, 1999. AGV has two five year options on the Austin Bluffs space.

ITEM 3 LEGAL PROCEEDINGS

   The Company has disputes in the normal course of operations with a number of its suppliers. Such matters typically relate to vendors requesting payment on product delivered to the Company, which the Company believes is either defective or product which had not been ordered from such vendor.

   The Company was notified on December 31, 1998 of a collection action filed against it by Pony Computer, Inc. in the amount of $117,000 for payment on certain products shipped to ACI by Pony. Management believes that the case was filed in the wrong jurisdiction and has filed a motion to dismiss. No ruling on this motion is expected prior to May 1, 1999. Management believes the case is without merit and expects to aggressively defend the action if its motion for dismissal is denied.

   During 1997, ACI was sued by a supplier, Cal IC, for $27,500, plus attorneys' fees and costs for payment on certain products shipped to ACI by Cal IC. The Company's management believed that much of the product received from Cal IC was either defective or the wrong products were shipped. Cal IC refused to credit the Company's account or accept the return of product for a credit. This matter was settled in 1998 at a mediation session for $22,000, $12,000 payable in cash, with the balance due in equal monthly installments over ten months. The Company has an account payable for the outstanding portion of the payments due in the amount of $6,000 had has recorded an extraordinary gain on the settlement in the amount of $5,500 ($3,630 net of tax).

   During 1997, the Company had a disputed payable balance with one of its suppliers, Worldnet. Worldnet alleged that the Company owed them $102,445 for payment on certain products shipped to the Company by Worldnet. The Company's management believed that much of the product received from Worldnet was either defective or the wrong products were shipped. Worldnet refused to credit the Company's account or accept the return of product for a credit. This matter was settled in 1998 from negotiation between the two parties for $32,000. The Company has recorded an extraordinary gain related to the settlement of the disputed payable in the amount of $70,445 ($46,495 net of tax).

   During 1997, the Company had disputed payable balances with two additional suppliers aggregating a total of $51,000. Management believes that such claims will be successfully negotiated and will likely result in settlement at reduced amounts.


ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

                                    PART II

ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

   The following table sets forth, for the calendar quarters indicated ended March 31, June 30, September 30, and December 31, the range of high and low bid quotations per share of AGV Common Stock as reported by NASD on the Over-The-Counter Electronic Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. Prior to December 8, 1998, Nucleus, Inc. was known as American General Ventures, Inc.

   On November 4, 1998 the last full trading date prior to the joint public announcement by AGV and Nucleus of the signing of the Merger Agreement, the average of the last reported high and low bid quotations reported by NASD on the Over-The-Counter Electronic Bulletin Board (OTC-BB) for the AGV Common Stock was $2.20 per share. Based upon the Exchange Ratio of 5,307,109 shares of AGV Common Stock for one share of Nucleus Common Stock and the AGV market price, the equivalent market price per share of Nucleus Common Stock as of November 4, 1998, based upon the Exchange Ratio, would have been $11,675.64. On March 8, 1999, the most recent practicable date prior to the printing of this Proxy Statement, the average of the last reported high and low bid quotations on the OTC-BB for AGV Common Stock was $0.83 per share, and the equivalent market price per share of Nucleus Common Stock based upon the Exchange Ratio would have been $4,404.90. These prices have been adjusted to reflect the a one-for-ten reverse stock split effective December 11, 1998. The quotations, which reflect prices among dealers, do not reflect retail markups, markdowns, or other fees or commissions, and do not necessarily represent actual transactions.

                                                                AGV Common Stock
                                                                ----------------
      Period                                                    High Bid Low Bid
      ------                                                    -------- -------
      1997
        1st Quarter............................................  $ 4.60   $1.50
        2nd Quarter............................................  $ 5.60   $1.50
        3rd Quarter............................................  $ 4.30   $2.10
        4th Quarter............................................  $12.80   $2.50
      1998
        1st Quarter............................................  $ 2.90   $2.20
        2nd Quarter............................................  $ 3.20   $2.60
        3rd Quarter............................................  $ 3.30   $3.10
        4th Quarter............................................  $ 2.50   $2.10
      1999
      * 1st Quarter (through March 8, 1999)....................  $ 2.00   $0.62


   The approximate number of record holders of the Company's common stock on December 31, 1998 was 1,200.

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

ITEM 6 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Results of Operations

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

   AGV's primary business and source of revenue is derived from the resale of computer systems and related products which are manufactured and/or assembled by third parties. Revenues for the year ended December 31, 1998 increased 4 percent to $747,144 compared to $721,745 in 1997. The increase in revenue was primarily related to AGV experiencing steady sales volume through Wal-Mart Online (up until the termination of the agreement) and the Company's ability to generate orders through its own website (www.availpc.com). AGV's sales derived from Wal-Mart were approximately 41 percent and 58 percent for 1998 and 1997, respectively.

   AGV has had two vendor agreements with Wal-Mart. The first agreement (entered into in August, 1995) was a resale agreement for Wal-Mart to sell AGV computers in their retail stores. The first agreement was terminated by mutual consent in April, 1997. The second agreement (entered into in June, 1997) permitted AGV to sell its computers from Wal-Mart's website, Wal-Mart Online. The second agreement was suspended on October 30, 1998 by mutual consent of both parties as Wal-Mart was concerned over the quality of AGV's products and its customer service and AGV suspected violations of customer return policies. As of this date a new agreement has not been consummated.

   The discontinuance of the Wal-Mart agreement, and loss of the associated revenue, has and will continue to have a severe adverse effect on AGV's results of operation, liquidity and capital resources. Consequently, results of operations for any previous period should not be relied upon as indicative of expected operating performance for any future period.

   The satisfaction of AGV's customers is dependent on the customer receiving a quality product meeting their specifications. AGV's two primary system providers for the Wal-Mart agreement employed different product delivery techniques. The Company believes its relationship with Pony Computers and the delivery format used by Pony resulted in poor customer satisfaction.

   Pony Computers fulfilled a majority of AGV's orders related to Wal-Mart Online and orders made through Wal-Mart's web site. Pony delivered these systems to customers using a drop shipment technique. Although AGV monitored the administrative matters involved in the shipment (e.g., correct shipping address), and handled post delivery service, AGV was unable to examine the systems for proper componentry or test and inspect the systems to ensure functionality prior to a customer delivery. AGV, and its customers, often experienced significant quality problems (e.g., systems not operating properly, incorrect components, etc.) with Pony's systems. AGV's management believed that the poor quality of systems shipped by Pony caused the termination of the second Wal-Mart agreement referred to above. As a result, AGV discontinued its use of Pony to fulfill its system requirements in November, 1998. AGV continues to purchase systems from Aberdeen Trading as well as other system providers.

   The primary cost component of revenue is the cost AGV incurs by purchasing these computer systems and products from third parties. AGV does not currently maintain a contractual relationship with any system provider, electing to submit individual purchase orders to such system providers for price quotes upon receipt of a customer order. Prices are generally established by a system provider from a price list dependent upon the components and/or systems requested by a customer. Although no contractual relationships exist, AGV has historically used Pony Computer and Aberdeen Trading to fulfill its internet generated orders.

   Cost of sales for the year ended December 31, 1998 increased 12 percent to $769,754 compared to $690,064 in 1997. Cost of sales as a percentage of revenue was 103 percent during 1998 compared to 96 percent during 1997. The increase in cost of sales was primarily a result of a write-down of inventory totaling $109,855 to record AGV's inventory at net realizable value.

   Selling, general, and administrative expense (S,G,&A) for the year ended December 31, 1998 increased 6 percent to $455,857 compared to $429,212 in 1997. S,G,&A as a percentage of revenue was 61 percent during 1998 compared to 59 percent during 1997. The increase in S,G,&A was primarily related to AGV issuing equity instruments for services rendered at values less than the fair value of such equity instruments.

   During 1997, AGV was involved in claims concerning disputed payable balances totaling $129,945 with two suppliers. In 1998, the claims were settled for $54,000, resulting in an extraordinary after-tax gain of $50,125.

   AGV's net loss decreased 3 percent to $416,424 for the year ended December 31, 1998, compared to $430,921 in 1997. The loss per share was $0.38 for 1998 compared to $0.45 for 1997. The loss in 1998 was primarily due to the inventory writedown and the issuance of equity instruments as discussed above.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

   Revenues for the year ended December 31, 1997 decreased 48 percent to $721,745 compared to $1,397,850 in 1996. The decrease in revenue was primarily related to AGV altering its selling format with Wal-Mart from a retail store format to an Online storefront format through Wal-Mart Online. Wal-Mart Online was in the development stages during 1997 and AGV did not experience sales through this format for almost two months during 1997.

   Cost of sales for the year ended December 31, 1997 decreased 49 percent to $690,064 compared to $1,365,308 in 1996. Cost of sales as a percentage of revenue was 96 percent during 1997 compared to 98 percent during 1996. The decrease in cost of sales was primarily related to Wal-Mart returning fewer computers during 1997 than during 1996 and AGV's decision to focus its selling efforts through Wal-Mart Online rather than through the retail store format.

   Selling, general, and administrative expense (S,G,&A) for the year ended December 31, 1997 decreased 39 percent to $429,212 compared to $701,032 in 1996. S,G,&A as a percentage of revenue was 60 percent during 1997 compared to 50 percent during 1996. AGV was able to decrease the amount of S,G,&A expense in 1998 by focusing on Internet related sales as opposed to sales through retail stores.

   AGV's net loss decreased 40 percent to $430,921 for the year ended December 31, 1997, compared to $723,911 in 1996. The loss per share was $0.45 for 1997 compared to $0.79 for 1996. The decrease in loss was primarily due to AGV's ability to partially increase margins from focusing sales efforts on its Internet format and reducing S,G,&A costs as discussed above.

 Liquidity and Capital Resources

December 31, 1998

   Working capital (current assets less current liabilities) at December 31, 1998 totaled ($320,887) compared to ($142,243) at December 31, 1997. The decrease in working capital was primarily related to a writedown of $109,855 to record inventory at its net realizable value and the net loss incurred by AGV for the year ended December 31, 1998.

   AGV has not derived any revenue from Wal-Mart subsequent to the termination of their agreement on October 30, 1998. AGV believes that the loss of the Wal-Mart agreement, and the associated revenues, will have a severe adverse effect on the Company's future liquidity. The Company is refocusing its efforts to generate sales from its own website--a strategy which management believes will generate cash flow from operations and enable the Company to offset a portion of the revenue lost from the termination of the Wal-Mart agreement. AGV does not expect the revenue generated from its website sales to fully replace the revenue lost from the Wal-Mart agreement.

   AGV also expects to seek additional sources of capital to continue to fund operations while management refocuses its efforts away from its "Wal-Mart Strategy" and concentrate on promoting sales on its own website. AGV believes that by re-focusing its efforts toward generating sales from its own website and by aligning itself with quality system providers will enable AGV to offset a portion of the revenue lost from the Wal-Mart business.

   The satisfaction of AGV's cash requirements during 1999 and thereafter will depend in large part on AGV's ability to successfully generate sales on its own website and raise capital to fund operations. There can, however, be no assurance that sufficient cash will be generated from operations or that unanticipated events requiring the expenditure of funds will not occur.

   As a result, AGV expects to aggressively seek additional sources of funds, the form of which will vary depending upon prevailing market and other conditions and may include short or long-term borrowing or the issuance of debt or equity securities. Additionally, the Company's President has historically provided working capital advances to the Company. There can be no assurance that AGV will be able to obtain such funding, or if such funding is available, that it will be on favorable terms.

   On October 30, 1998 the Company entered into a merger agreement with Nucleus Holdings, Inc. (Holdings) whereby all of the outstanding shares of Holding's would be exchanged for 5,307,109 newly issued Company shares. The merger is expected to be completed upon approval of the Registration Statement on Form S-4 filed by the Company with the U.S. Securities and Exchange Commission. In connection with the planned merger, the Company changed its corporate name and, subsequent to December 31, 1998, a member of Holding's management became president of the Company. The merger is intended to qualify as a tax-free reorganization, as permitted by the Code and pooling-of-interests for accounting and financial reporting purposes. Completion of the transaction is subject to, among other things, the approval of AGV's stockholders.

December 31, 1997

   Working capital (current assets less current liabilities) at December 31, 1997 totaled ($142,243), compared to ($149,544) at December 31, 1996. The change in working capital was primarily related to the Company's Chairman converting $500,000 in debt owed to him by the Company to equity through the issuance of 50,000 shares at $10.00 per share, which was offset by the net loss incurred by AGV for the year ended December 31, 1997.

   AGV currently has no commitments for capital expenditures.

ITEM 7 FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

   The following financial statements and supplemental data for the Company and independent auditors' report for the year ended December 31, 1998 are filed as part of this report on Form 10-KSB.

     Report of Certified Public Accountants
     Balance Sheets as of December 31, 1998 and 1997
     Statements of Operations for the years ended December 31, 1998 and 1997 Statement of Stockholder's Equity for the years ended December 31, 1998 and 1997
     Statements of Cash Flows for the years ended December 31, 1998 and 1997 Notes to the Financial Statements

ITEM 8 CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                   PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

 Identification of Directors and Executive Officers.

                                                                       Dates of
Name                               Position held with Company      Age  Service
----                          ------------------------------------ --- ---------
Steven H. Walker............. President, Chair of the Board,        59 1985-1998
                              Chief Executive Officer and Director
Christopher S. Walker........ Secretary-Treasurer, Chief Operating  28 1996-1998
                              Officer, and Director

   STEVEN H. WALKER, has been President, Chair of the Board and Chief Executive Officer of the Company since January l986 and has been Vice President and Chair of the Board of Neuro-Medical, Inc. and President and Chair of the Board of Aspen Medical Diagnostics, Inc. since 1983 and 1984 respectively. He is also a licensed psychologist who was in private practice for 15 years. He is a past president of the El Paso County Psychological Society. He received a Ph.D. from the University of Wyoming in l972.

   CHRISTOPHER S. WALKER, has been Secretary/Treasurer, Director on the Board and Chief Operating Officer since August 1996. He has been an employee of the Company since 1988 and has held positions of Transfer Agent and Marketing Director. Mr. Walker received a Bachelor of Science degree in Business Administration from the University of Northern Colorado in 1990.

   Section 16 of the Securities Exchange Act of 1934, as amended (the "Act"), requires the Company's officers (as defined under Section 16) and directors and persons who own greater than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Based solely on a review of the forms it has received and on written representations from certain reporting persons that on such forms were required for them, the Company believes that, during 1998, all Section 16 filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with by such persons.

ITEM 10 EXECUTIVE COMPENSATION

   The following table discloses compensation received for the three fiscal years ended December 31, 1998 by the Company's Chief Executive Officer. The Company's other executive officer did not receive compensation (combined salary and bonus) in excess of $100,000 for 1998.

                                                                                 Long-Term
                                                                                Compensation
                                                                                   Awards
                                                                              ----------------
                                                                                 Securities
                                                      Fiscal Annual              Underlying
Name                            Position Held          Year  Salary  Bonus(1) Warrants (#) (2)
----                     ---------------------------- ------ ------- -------- ----------------
Steven H. Walker........ President, CEO, and Chairman  1998  $63,000   $--         11,900
                                                       1997   63,000    --            --
                                                       1996   63,000    --            --

-------
(1) Steven Walker was entitled to a bonus in the amount of 10% of any net profits of the Company. No bonuses were paid for the years presented. As of October 30, 1998, the contingent bonus arrangement had been discontinued.
(2) The amounts disclosed in this column include warrants issued to the Chief Executive Officer for the periods indicated.

                COMPENSATION PURSUANT TO STOCK OPTIONS/WARRANTS

   No stock options were granted to the Company's Chief Executive Officer during fiscal 1998 (or any prior fiscal year), however the Company granted an aggregate of 11,900 warrants to purchase 11,900 shares of the Company's common stock to the Company's Chief Executive Officer during fiscal 1998.

                                                      Number of Securities Percent of Total
                                                      Underlying Warrants  Warrants Granted
                                                       at Fiscal Year End  to Employees in     Exercise     Expiration
Name                            Position Held                 (#)            Fiscal Year    Price ($/share)    Date
----                     ---------------------------- -------------------- ---------------- --------------- ----------
Steven H. Walker........ President, CEO, and Chairman        11,900             12.95%           $5.00       5/15/03

  AGGREGATE OPTION/WARRANT EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
                             OPTION/WARRANT VALUES

   The following table provides information on warrants held by the Company's Chief Executive Officer at December 31, 1998. The Chief Executive Officer did not exercise any warrants in 1998 and none of his warrants were in-the-money at December 31, 1998.

                                                                   Number of Securities
                                                                  Underlying Unexercised
                                                                    Warrants at Fiscal
                                                                       Year End (#)
                                                       Warrants  -------------------------
Name                            Position Held         Issued (#) Exercisable Unexercisable
----                     ---------------------------- ---------- ----------- -------------
Steven H. Walker........ President, CEO, and Chairman   11,900     11,900         --

   Outside directors of AGV do not receive any cash compensation for their services as directors.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

   The following table sets forth information, as of December 31, 1998, regarding the beneficial ownership (as defined by the Securities and Exchange Commission) of AGV Common Stock of (i) each person known by AGV to own beneficially more than five percent of outstanding AGV Common Stock; (ii) each director of AGV; (iii) each executive officer named in the Summary Compensation Table; and (iv) all directors and executive officers of AGV as a group. Except as otherwise specified, the named beneficial owner has sole voting and investment power over the shares listed.

                                                      Amount and
                                                      Nature of
                                                      Beneficial   Percentage of
Name of Beneficial Owner                             Ownership(1)  Common Stock
------------------------                             ------------  -------------
Steven H. Walker....................................   497,540(2)      44.0%
3650 Austin Bluffs Parkway
Colorado Springs, CO 80918

Christopher S. Walker...............................   196,880(3)      17.4%
3650 Austin Bluffs Parkway
Colorado Springs, CO 80918

Adriann Belinne.....................................   100,000(4)       8.1%
11 Stowe Lane
Menlo Park, CA 94025

Jeffrey Frient......................................   100,000(4)       8.1%
828 Foxdale Avenue
Winnetka, IL 60093

All directors and executive officers as a group (4
 persons)...........................................   794,420(5)      64.6%

--------
(1) Amounts have been adjusted to reflect AGV's 10 for 1 stock split effective December 11, 1998.
(2) Includes 11,900 Shares that may be purchased upon exercise of a warrant.
(3) Includes 80,000 Shares that may be purchased upon exercise of warrants.
(4) Consists of 100,000 shares that may be purchased upon exercise of warrants.
(5) Includes 291,900 Shares that may be purchased upon exercise of warrants.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   As of December 31, 1997, the Company owed its President and CEO, Steven Walker, $152,944. During 1998, Dr. Walker made working capital advances to the Company of $33,369 and the Company issued 28,500 shares of its common stock to him for the conversion of $57,000 of debt owed to him by the Company. Separately, Dr. Walker forgave $14,813 of the Company's outstanding loan balance due him, recognizing such forgiveness as a contribution of capital to the Company. The remaining balance owed by the Company to Dr. Walker was $175,000 as of December 31, 1998.

ITEM 13 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS AND SCHEDULES

   The financial statements as set forth under Item 7 of this report on Form 10-KSB and the financial statement schedules are incorporated herein.

(b) REPORTS ON FORM 8-K

   On November 17, 1998, the Registrant filed a Current Report on Form 8-K, dated October 30, 1998 with the Securities and Exchange Commission to file the Agreement and Plan of Merger between American General Ventures, Inc. and Nucleus Holding Corp., dated October 30, 1998 (Item 5 of Form 8-K). On November 20, 1998, the Registrant filed an amendment to such 8-K on Form 8-K/A to revise the Plan of Merger.

(c) EXHIBIT INDEX

 Exhibit
   No.   Description
 ------- -----------
  2.1    Agreement and Plan of Merger between American General Ventures, Inc.
         and Nucleus Holding Corp. dated October 30, 1998 (the "Nucleus Plan of
         Merger")(1)

  2.2    Amendment Number 1 to the Nucleus Plan of Merger dated December 23,
         1998

  2.3    Amendment Number 2 to the Nucleus Plan of Merger dated January 20,
         1999

  2.4    Amendment Number 3 to the Nucleus Plan of Merger dated February 26,
         1999

  3.1    Certificate of Incorporation (2)

  3.2    By-laws of the Registrant (2)

  4.1 Specimen of Stock Certificate for the Registrant's common stock, par value $.001 per shares, filed as Exhibit 4.1 hereto

 10.1*   Stock Option Plan of the Registrant (3)

 23.1    Consent of James E. Scheifley & Associates, P.C.

 27.1    Financial Data Schedule

--------
*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.
(1) Incorporated by reference to the Company's Current Report on Form 8-K/A dated October 30, 1998, as filed with the Securities and Exchange Commission on November 20, 1998.
(2) Incorporated by reference from the Registrant's Registration Statement (Registration Statement No. 002-95320-NY) filed with the Securities and Exchange Commission on January 15, 1985.
(3) Incorporated by reference from the Registrant's Registration Statement on Form S-8 (Registration Statement No. 333-35959) filed with the Securities and Exchange Commission on September 19, 1997.

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders
Nucleus, Inc.

   We have audited the consolidated balance sheets of Nucleus, Inc. (formerly American General Ventures, Inc.) as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for each of the years in the two year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Nucleus, Inc. as of December 31, 1998 and 1997, and the results of its operations and cash flows for each of the years in the two year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          James E. Scheifley & Associates,
                                           P.C.
                                          Certified Public Accountants

Englewood, Colorado
March 3, 1999

                                 NUCLEUS, INC.
              (formerly known as American General Ventures, Inc.)

                          CONSOLIDATED BALANCE SHEETS

                       ASSETS                              December 31,
                       ------                         ------------------------
                                                         1998         1997
                                                      -----------  -----------
Current assets:
  Cash............................................... $     1,126  $    17,706
  Accounts receivable, trade.........................      10,000        1,425
  Inventory..........................................      34,690      177,057
  Prepaid expenses...................................         --           198
                                                      -----------  -----------
    Total current assets.............................      45,816      196,386
Property and equipment, at cost, net of accumulated
 depreciation (1998--$38,106; 1997--$36,081).........      21,195       37,602
Goodwill, net of accumulated amortization (1998--
 $27,571; 1997--$25,183).............................      20,195       22,583
                                                      -----------  -----------
                                                      $    87,206  $   256,571
                                                      ===========  ===========
        LIABILITIES AND STOCKHOLDERS' DEFICIT
        -------------------------------------
Current liabilities:
  Current portion of long-term debt.................. $     3,310  $     4,200
  Due to shareholder.................................     175,000      115,215
  Accounts payable...................................     169,135      289,846
  Accrued interest--related party....................         --        37,729
  Accrued expenses, other............................      19,258        6,854
                                                      -----------  -----------
    Total current liabilities........................     366,703      453,844
Long-term debt.......................................       9,142       14,217
Commitments and contingencies (Note 9)
Stockholders' deficit:
  Preferred stock, no stated value 8,000,000 shares
   authorized, no shares issued and outstanding......         --           --
  Common stock, $.001 par value, 900,000,000 shares
   authorized,            shares issued and
   outstanding 1998--1,129,827; 1997--1,059,367......       1,130        1,059
  Additional paid-in capital.........................   2,779,527    2,440,323
  Accumulated deficit................................  (3,069,296)  (2,652,872)
                                                      -----------  -----------
    Total stockholders' deficit......................    (288,639)    (211,490)
                                                      -----------  -----------
                                                      $    87,206  $   256,571
                                                      ===========  ===========


         See accompanying notes to consolidated financial statements.

                                 NUCLEUS, INC.
              (formerly known as American General Ventures, Inc.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years Ended December 31, 1998 and 1997

                                                           1998        1997
                                                         ---------   ---------
Sales................................................... $ 747,144   $ 721,745
Cost of sales...........................................   769,754     690,064
                                                         ---------   ---------
Gross profit (deficit)..................................   (22,610)     31,681
Other costs and expenses:
  General and administrative............................   455,857     429,212
                                                         ---------   ---------
Loss from operations....................................  (478,467)   (397,531)
Other income and (expense):
  Other income..........................................       --          117
  Interest expense--related party.......................       --      (12,000)
  Interest expense......................................   (13,902)    (21,507)
                                                         ---------   ---------
                                                           (13,902)    (33,390)
                                                         ---------   ---------
Loss before income taxes and extraordinary item.........  (492,369)   (430,921)
Income tax benefit......................................    25,820         --
                                                         ---------   ---------
Loss before extraordinary item..........................  (466,549)   (430,921)
Extraordinary item (net of tax benefit of $25,820)......    50,125         --
                                                         ---------   ---------
    Net loss............................................ $(416,424)  $(430,921)
                                                         =========   =========
Basic and diluted loss per share:
  Net loss before extraordinary item.................... $   (0.43)  $   (0.45)
  Extraordinary item....................................      0.05         --
                                                         ---------   ---------
    Net loss............................................ $   (0.38)  $   (0.45)
                                                         =========   =========
Weighted average shares outstanding..................... 1,106,056     950,622
                                                         =========   =========



          See accompanying notes to consolidated financial statements.

                                 NUCLEUS, INC.
              (formerly known as American General Ventures, Inc.)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     Years Ended December 31, 1998 and 1997

                               Common Stock
                             ----------------
                                              Additional
                                               Paid-in   Accumulated
                              Shares   Amount  Capital     Deficit      Total
                             --------- ------ ---------- -----------  ---------
Balance, December 31, 1996.    920,000 $  920 $1,710,379 $(2,221,951) $(510,652)
Common stock sold for cash.     56,667     57    150,776         --     150,833
Common stock issued for
 services..................     27,700     28     54,222         --      54,250
Common stock issued for
 debt conversion...........     55,000     54    524,946         --     525,000
Net loss for the year......        --     --         --     (430,921)  (430,921)
                             --------- ------ ---------- -----------  ---------
Balance, December 31, 1997.  1,059,367  1,059  2,440,323  (2,652,872)  (211,490)
                             --------- ------ ---------- -----------  ---------
Common stock sold for cash.     40,750     41     74,459         --      74,500
Common stock issued for
 services..................      1,210      1      3,261         --       3,262
Common stock issued for
 debt conversion...........     28,500     29     56,971         --      57,000
Capital contribution by
 office/shareholder........        --     --      14,813         --      14,813
Compensation value of
 common stock warrants.....        --     --     141,000         --     141,000
Compensation value of
 common stock sales........        --     --      43,000         --      43,000
Compensation value of
 common stock issued for
 debt conversion...........        --     --       5,700         --       5,700
Net loss for the year......        --     --         --     (416,424)  (416,424)
                             --------- ------ ---------- -----------  ---------
Balance, December 31, 1998.  1,129,827 $1,130 $2,779,527 $(3,069,296) $(288,639)
                             ========= ====== ========== ===========  =========





          See accompanying notes to consolidated financial statements.

                                 NUCLEUS, INC.
              (formerly known as American General Ventures, Inc.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 1998 and 1997

                                                            1998       1997
                                                          ---------  ---------
Net loss................................................. $(416,424) $(430,921)
  Adjustments to reconcile net loss to net cash provided
   by (used in) operating activities:
    Depreciation and amortization........................    11,168     16,134
    Compensation expenses related to equity issuances....   189,700        --
    Salary added to officer loan.........................    60,500     60,000
    Gain on extinguishment of debt.......................   (75,945)       --
    Fixed assets exchanged for services..................     8,527        --
    Stock issued for services............................     3,262     54,250
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable.........    (8,575)    18,126
      (Increase) decrease in inventory...................   142,367     (9,070)
      Decrease in prepaid expenses.......................       198      1,802
      Increase (decrease) in accounts payable and accrued
       expenses..........................................   (32,362)    40,078
                                                          ---------  ---------
      Total adjustments..................................   298,840    181,320
                                                          ---------  ---------
    Net cash used in operating activities................  (117,584)  (249,601)
                                                          ---------  ---------
Cash flows from investing activities:
  Acquisition of equipment...............................      (900)       --
                                                          ---------  ---------
Net cash used in investing activities....................      (900)       --
                                                          ---------  ---------
Cash flows from financing activities:
  Repayment of long-term debt............................    (5,965)    (8,084)
  Proceeds from the sale of common stock.................    74,500    150,833
  Increase in officer loans..............................    33,369    100,574
                                                          ---------  ---------
    Net cash provided by financing activities............   101,904    243,323
                                                          ---------  ---------
Decrease in cash.........................................   (16,580)    (6,278)
Cash and cash equivalents, beginning of period...........    17,706     23,984
                                                          ---------  ---------
Cash and cash equivalents, end of period................. $   1,126  $  17,706
                                                          =========  =========


          See accompanying notes to consolidated financial statements.

                                 NUCLEUS, INC.
              (formerly known as American General Ventures, Inc.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 1998 and 1997

                                                                1998     1997
                                                               ------- --------
Supplemental cash flow information:
  Cash paid for interest...................................... $13,902 $ 21,506
Non-cash investing and financing activities:
  Asset liquidated to satisfy note payable.................... $   --  $ 18,741
  Conversion of debt to common stock.......................... $57,000 $525,000
  Forgiveness of officer loan................................. $14,813 $    --





          See accompanying notes to consolidated financial statements.

                                 NUCLEUS, INC.
              (formerly known as American General Ventures, Inc.)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1998 and 1997

Note 1. Organization and Summary of Significant Accounting Policies.

   Nucleus, Inc., formerly known as American General Ventures, Inc. (the "Company") was incorporated in Nevada in November, 1984. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, ACI Micro Systems, Inc. ("ACI"), a reseller of computers and related products that are manufactured by third parties, which was acquired on September 11, 1987. All significant inter-company items have been eliminated in consolidation. The Company distributes its products through a retail outlet in Colorado Springs, CO and through an online shopping web site.

   On December 8, 1998 the Company changed its name to Nucleus, Inc. and effected a one share for ten shares reverse stock split. All share and per share data included in the foregoing financial statements and accompanying notes thereto have been restated to give effect to the reverse stock split.

 Inventory

   Inventory is valued at the lower of cost or market on a first-in first-out basis and consists primarily of finished goods including complete computer systems, spare parts and related equipment held for retail sale.

 Property, Plant and Equipment

   Property, plant and equipment are recorded at cost and are depreciated based upon estimated useful lives using the straight-line method. Estimated useful lives range from 3 to 5 years for furniture and fixtures and from 5 to 10 years for equipment.

   Property, plant and equipment consists of the following at December 31:

                                                                1998     1997
                                                               -------  -------
      Office furniture and equipment.......................... $36,529  $50,908
      Vehicles................................................  22,775   22,775
                                                               -------  -------
        Total.................................................  59,304   73,683
      Less accumulated depreciation........................... (38,109) (36,081)
                                                               -------  -------
                                                               $21,195  $37,602
                                                               =======  =======

   Depreciation charged to operations was $8,780 and $13,746 for the years ended December 31, 1998, and 1997, respectively. Vehicles are pledged as collateral for the underlying purchase financing contracts, see Note 7. During the year ended December 31, 1998, the Company exchanged certain equipment for services rendered by an unrelated individual. The net book value of the assets exchanged amounted to $8,527 and has been recorded as general and administrative expense.

 Goodwill

   Amortization of goodwill amounted to $2,388 for each of the years ended December 31, 1998, and 1997, and was computed using the straight line method over a twenty year period. Goodwill recorded by the Company represents the excess of the purchase of ACI over the net assets acquired.

   The Company makes reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under SFAS No. 121, an impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified by the Company for the 1998 and 1997 fiscal years.

                                 NUCLEUS, INC.
              (formerly known as American General Ventures, Inc.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


 Loss per Share

   In February, 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 supersedes and simplifies the existing computational guidelines under Accounting Principles Board ("APB") Opinion No. 15, "Earnings Per Share."

   The statement is effective for financial statements issued for periods ending after December 15, 1997. Among other changes, SFAS No. 128 eliminates the presentation of primary earnings per share and replaces it with basic earnings per share for which common stock equivalents are not considered in the computation. It also revises the computation of diluted earnings per share. The Company has adopted SFAS No. 128 and there is no material impact to the Company's earnings per share, financial condition, or results of operations. The Company's earnings per share have been restated for all periods presented to be consistent with SFAS No. 128. Per share amounts are based on the weighted average number of common shares outstanding. Common stock equivalents are not considered in years when operating losses are incurred as their effect would be anti-dilutive. Anti-dilutive options and warrants not included in the calculation totaled 367,050 and 40,000 in 1998 and 1997, respectively.

   The basic loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding for the period. Loss per share is unchanged on a diluted basis since the assumed exercise of common stock equivalents would have an anti-dilutive effect.

 Revenue Recognition

   Revenue is recognized at the time the product is delivered or the service is performed. Provision for sales returns are estimated based on the Company's historical return experience.

 Estimates

   The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The most significant estimates relate to (i) sales returns and allowances and (ii) inventory valuation.

 Advertising costs

   Advertising costs are charged to operations when the advertising first takes place. Advertising costs charged to operations were $3,807 and $3,720 in 1998 and 1997, respectively.

 Fair value of financial instruments

   The Company's short-term financial instruments consist of cash, accounts and loans receivable, and payables and accruals. The carrying amounts of these financial instruments approximates fair value because of their short-term maturities. Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and accounts receivable, trade. During the year the Company did not maintain cash deposits at financial institutions in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation. The Company had a major customer in 1998, see Notes 2 and 3, the loss of which has had an adverse effect upon the Company. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments.

                                 NUCLEUS, INC.
              (formerly known as American General Ventures, Inc.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


 Stock-based Compensation

   The Company adopted Statement of Financial Accounting Standard No. 123 (SFAS 123), "Accounting for Stock-Based Compensation", beginning with the Company's first quarter of 1996. Upon adoption of SFAS 123, the Company continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees. Stock-based compensation was paid by the Company during the year ended December 31, 1998 and 1997, as described in
Note 4.

 New Accounting Pronouncements

   SFAS No. 130, "Reporting Comprehensive Income", establishes guidelines for all items that are to be recognized under accounting standards as components of comprehensive income to be reported in the financial statements. The statement is effective for all periods beginning after December 15, 1997 and reclassification financial statements for earlier periods will be required for comparative purposes. To date, the Company has not engaged in transactions which would result in any significant difference between its reported net loss and comprehensive net loss as defined in the statement.

   In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides authoritative guidance on when internal-use software costs should be capitalized and when these costs should be expensed as incurred. The adoption of SOP 98-1 had no impact on the Company. Effective January 1, 1998, the Company adopted SOP 98-1.

   Effective December 31, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 superseded SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position, as the Company operates in only one business segment.

   Effective December 31, 1998, the Company adopted the provisions of SFAS No. 132, Employers' Disclosures about Pensions and Other Post-retirement Benefits ("SFAS 132"). SFAS 132 supersedes the disclosure requirements in SFAS No. 87, Employers' Accounting for Pensions, and SFAS No. 106, Employers' Accounting for Post-retirement Benefits Other Than Pensions. The overall objective of SFAS 132 is to improve and standardize disclosures about pensions and other post-retirement benefits and to make the required information more understandable. The adoption of SFAS 132 had no impact on the Company.

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which is required to be adopted in years beginning after June 15, 1999. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of SFAS 133 had no impact on the Company.

                                 NUCLEUS, INC.
              (formerly known as American General Ventures, Inc.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Note 2. Company Operations

   The Company sells computers and accessories which are manufactured by third parties. The Company has had two vendor agreements with Wal-Mart. The first agreement (entered into in August, 1995) was a resale agreement for Wal-Mart to sell ACI computers in their retail stores. The first agreement was terminated by mutual consent in April, 1997. The second agreement (entered into in June, 1997) permitted ACI to sell its computers from Wal-Mart's website, Wal-Mart Online. The second agreement was suspended on October 30, 1998 by mutual consent of both parties as Wal-Mart was concerned over the quality of ACI's products and its customer service and because ACI suspected violations of customer return policies. As of this date a new agreement has not been consummated.

   The discontinuance of the Wal-Mart agreement, and loss of the associated revenue, has and will continue to have a severe adverse effect on the Company's results of operation and liquidity and capital resources.

   Subsequent to the termination of the Wal-Mart agreement, ACI has been refocusing its efforts to generate sales from its own website and store--a strategy which management believes will offset a portion of the revenue lost from the termination of the Wal-Mart agreement. ACI has developed its own website (www.availpc.com). ACI pays a fee to Hotmail, a free Internet email service wholly-owned by Microsoft, to promote its computer systems. These banner ads enable Hotmail customers to link to ACI's website to purchase computer systems. Sales made by the Company during 1998 which can be attributed to this service amounted to $296,468. The Company ceased its relationship with this service during 1998 as a result of a change in ownership of the service which resulted in a change in the nature of its relationships with its advertisers.

   The Company does not expect the revenue generated from its website or store sales to fully replace the revenue lost from the Wal-Mart agreement.

Note 3. Concentration of credit risk

   During the years ended December 31, 1998 and 1997, the Company recorded revenue for goods or services provided to client companies that comprise greater than 10% of total revenues as follows:

                                                                 1998     1997
                                                               -------- --------
      Wal-Mart Stores, Inc.................................... $309,612 $422,041

   At December 31, 1998 the Company had a balance due from Wal-Mart Stores amounting to $10,000 which was paid in full subsequent to that date. During 1998, the Company ceased its relationship with Wal-Mart Stores.

Note 4. Stockholders' Equity.

   During the year ended December 31, 1998, the Company issued an aggregate of 40,750 shares of its common stock to third parties for cash aggregating $74,500 in private sale transactions. The shares were sold at prices between $2.00 per share and $1.50 per share when the Company's common stock had a bid price higher than the sale price. The excess of the bid price over the sale price for the shares issued amounted to $43,000 on an aggregate basis and has been recorded as general and administrative expense.

   The Company issued an aggregate of 1,210 shares of its common stock for services provided to the Company by employees at various dates during 1998. The bonus shares were valued at bid price for the Company's common stock at the date the shares were authorized by the Company's Board of Directors. The aggregate value of the shares issued was $3,262 and has been recorded as compensation expense for service provided to the Company which was substantially complete as of the authorization dates.

                                 NUCLEUS, INC.
              (formerly known as American General Ventures, Inc.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   During the year ended December 31, 1998 the Company issued 28,500 shares of its common stock for the conversion of $57,000 of debt owed to its president/shareholder. The shares were valued at $2.00 per share at the conversion date at which time the Company's common stock had a bid price of $2.20 per share. The excess of the bid price over the conversion price for the shares issued ($5,700) has been recorded as compensation expense.

   At December 31, 1998 the Company's president/shareholder agreed to reduce the amount of loans due to him by $14,813. This amount has been recorded as a capital contribution to the Company.

   At various dates during the year ended December 31, 1998 the Company issued warrants to purchase an aggregate of 327,050 shares of the Company's common stock to employees and others in recognition of services performed at exercise prices ranging from $5.00 per share to $1.60 per share. An aggregate difference of $141,000 between the exercise price and the fair value of the stock signifying the completion of the services as approved by the Company's Board of Directors was charged to compensation expense.

   The Company issued an aggregate of 27,700 shares of its common stock for services provided to the Company by three entities. The shares were valued at $1.00 per share for 10,000 shares issued in January 1997 and $2.50 per share for 17,700 shares issued in September 1997 based on the bid prices of the Company's common stock on these dates and have been recorded as general and administrative expenses.

   The Company issued 100,000 warrants during 1997 to purchase the Company's common stock in connection with an agreement for a vendor to provide website development and public relations services to the Company. The exercise price for these warrants was determined based on the Company's bid price of $2.50 on the day the warrants were issued. Fifty thousand of the warrants had an exercise price of $2.50 per share and the exercise price of the remaining 50,000 warrants was $3.875 per share. The Company received $150,833 in cash during 1997 related to the exercise of 56,667 of the warrants by the vendor. The remaining warrants issued to the vendor expired on December 31, 1997.

   During the year ended December 31, 1997 the Company issued 50,000 shares of its common stock for the conversion of debt owed to its president/shareholder. The shares were valued at $10.00 per share when the Company's common stock had a bid price of $5.00 per share at the date the conversion was approved by the Company's Board of Directors. The excess of the conversion price over the bid price for the shares issued (totaling $500,000) has been recorded as a capital contribution to the Company by its president/shareholder. Additionally, 5,000 shares of restricted common stock were issued to a vendor for debt conversion at $5.00 per share (totaling $25,000), the fair value of the stock on the conversion date.

   During the year ended December 31, 1997 the Company established a non-qualified stock option plan to benefit employees, officers, directors, consultants and others providing services to the Company. The Company has reserved 2,500,000 shares of common stock for issuance in connection with option grants made pursuant to the plan. The purchase price for shares granted under the plan shall not be less than 67% of the fair market value of the stock on the grant date. The shares and warrant shares described in the preceding paragraphs were issued in connection with the stock option plan.

                                 NUCLEUS, INC.
              (formerly known as American General Ventures, Inc.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   Warrant activity of the Company for the years ended December 31, 1998 and 1997, was as follows:

                                                      Price    Weighted Average
                                           Shares     Range     Exercise Price
                                           -------  ---------- ----------------
      Outstanding as of January 1, 1997...  40,000    $5.00         $ 5.00
        Granted........................... 100,000  2.50-3.875        2.66
        Exercised......................... (56,667) 2.50-3.875        2.66
        Expired........................... (43,333)   3.875          3.875
                                           -------
      Outstanding and exercisable as of
       December 31, 1997..................  40,000     5.00           5.00
        Granted........................... 327,050   1.60-5.00        3.10
                                           -------
      Outstanding and exercisable as of
       December 31, 1998.................. 367,000  $1.60-5.00      $ 3.31
                                           =======  ==========      ======

   The weighted average fair value at the date of grant for warrants granted during 1998 as described above was $.36 per warrant (after recording the additional compensation attributed to warrants as described above). The fair value of the warrants at the date of grant was estimated using the Black-Scholes model with assumptions as follows:

     Market value................................................... $2.20-$3.40
     Expected life in years.........................................     1-5
     Interest rate..................................................    6.6%
     Volatility.....................................................     10%
     Dividend yield.................................................    0.00%

   Stock based compensation costs would have increased pretax losses by $125,500 ($.11 per share) in 1998, if the fair value of the warrants granted during the year had been recognized as compensation expense. There would have been no stock-based compensation cost in 1997.

Note 5. Income Taxes.

   The Company has not provided for income taxes for the years ended December 31, 1998, and 1997, due to operating losses.

   The Company has net operating loss carryforwards available to offset future taxable income of approximately $3,051,000. Such carryforward amounts expire in years beginning in 2002, as follows:

           2002................................... $  214,000
           2003................................... $  233,000
           2004................................... $  353,000
           2005................................... $  190,000
           2007................................... $  140,000
           2008................................... $  280,000
           2009................................... $   81,000
           2011................................... $  724,000
           2012................................... $  420,000
           2013................................... $  416,000
                                                   ----------
               Total.............................. $3,051,000
                                                   ==========

                                 NUCLEUS, INC.
              (formerly known as American General Ventures, Inc.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   The Company does not anticipate the utilization of these net operating losses in the near future and has established a valuation allowance for the full amount of deferred tax asset ($1,037,000) estimated to arise therefrom. The reserve amount increased by approximately $141,000 and $143,000 during the years ended December 31, 1998, and 1997.

Note 6. Related Party Transactions

   The Company was obligated to compensate its president at the rate of $63,000 per annum effective January, 1992. Additionally, the president/shareholder has historically been entitled to a bonus in the amount of 10% of any net profit of the Company. As of October 30, 1998, the contingent bonus arrangement has been discontinued.

   The balance due this officer/shareholder, who is also a director of the Company, at December 31, 1996 amounted to $492,370 for prior accrued salary, interest, cash advances and the assumption during 1996 of a bank loan in the amount of $255,200. During the year ended December 31, 1997, the officer/shareholder made working capital advances to the Company of $100,574. The Company has accrued the officer's unpaid salary of $60,000 for the year ended December 31, 1997. At December 31, 1997 $500,000 of the aggregate balance due to the officer/ shareholder was converted into common stock of the Company as described in Note 4. The remaining balance due the officer/shareholder for loans and accrued interest amounted to $152,944 at December 31, 1997.

   During the year ended December 31, 1998, the officer made working capital advances to the Company of $33,369. The Company has accrued the officer's unpaid salary of $60,500 for the year ended December 31, 1998. During May 1998 $57,000 of the aggregate balance due to the officer was converted into common stock of the Company as described in Note 4 and as of December 31, 1998 the officer forgave $14,813 of the loan balance. This reduction of the loan balance was accounted for as a contribution of capital to the Company by the officer/ shareholder.

   The remaining balance due the officer/shareholder for working capital advances, accrued salary and accrued interest amounted to $175,000 at December 31, 1998 and is unsecured and non-interest bearing. This amount is expected to be repaid to the officer currently in connection with a planned merger as described in Note 9.

Note 7. Long-term debt

   During the year ended December 31, 1996, the Company entered into a vehicle purchase contract which provides for a monthly repayment of $492 through the year 2001. The contract bears interest at 8.5% per annum and is secured by such vehicles. During 1997, the Company disposed of one of the vehicles and retired the related debt. Aggregate amounts due under the remaining contract are $3,310 in 1999, $5,330 in 2000 and $3,812 in 2001.

Note 8. Commitments and contingencies

 Operating leases

   The Company leases its facility under a non-cancellable operating lease through May 31, 1999. The minimum future rental payable under the lease is $7,875 for 1999. Rent expense amounted to $26,107 and $27,310 for the years ended December 31, 1998 and 1997, respectively.

                                 NUCLEUS, INC.
              (formerly known as American General Ventures, Inc.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Concluded)

 Legal Proceedings

   The Company has disputes in the normal course of operations with a number of its suppliers. Such matters typically relate to vendors requesting payment on product delivered to the Company, which the Company believes is either defective or product which had not been ordered from such vendor.

   The Company was notified on December 31, 1998 of a collection action filed against it by Pony Computer, Inc. in the amount of $117,000 for payment on certain products shipped to ACI by Pony. Management believes that the case was filed in the wrong jurisdiction and has filed a motion to dismiss. No ruling on this motion is expected prior to May 1, 1999. Management believes the case is without merit and expects to aggressively defend the action if its motion for dismissal is denied.

   During 1997, ACI was sued by a supplier, Cal IC, for $27,500, plus attorneys fees and costs for payment on certain products shipped to ACI by Cal IC. The Company's management believed that much of the product received from Cal IC was either defective or the wrong products were shipped. Cal IC refused to credit the Company's account or accept the return of product for a credit. This matter was settled in 1998 at a mediation session for $22,000, $12,000 payable in cash, with the balance due in equal monthly installments over ten months. The Company has an account payable for the outstanding portion of the payments due in the amount of $6,000 and has recorded an extraordinary gain on the settlement in the amount of $5,500 ($3,630 net of tax).

   During 1997, the Company had a disputed payable balance with one of its suppliers, Worldnet. Worldnet alleged that the Company owed them $102,445 for payment on certain products shipped to the Company by Worldnet. The Company's management believed that much of the product received from Worldnet was either defective or the wrong products were shipped. Worldnet refused to credit the Company's account or accept the return of product for a credit. This matter was settled in 1998 from negotiation between the two parties for $32,000. The Company has recorded an extraordinary gain related to the settlement of the disputed payable in the amount of $70,445 ($46,495 net of tax).

   During 1997, the Company had disputed payable balances with two additional suppliers aggregating a total of $51,000. Management believes that such claims will be successfully negotiated and will likely result in settlement at reduced amounts.

Note 9. Planned merger transaction

   On October 30, 1998 the Company entered into a merger agreement with Nucleus Holdings, Inc. (Holdings) whereby all of the outstanding shares of Holdings would be exchanged for 5,307,109 newly issued Company shares. The merger is expected to be completed in March 1999 upon approval of the Registration Statement on Form S-4 filed by the Company with the U.S. Securities and Exchange Commission. In connection with the planned merger, the Company changed its corporate name. The merger is intended to qualify as a tax-free reorganization, as permitted by the Code and pooling-of-interests for accounting and financial reporting purposes. Completion of the transaction is subject to, among other things, the approval of the Company's stockholders.

                                 NUCLEUS, INC.

              (formerly known as AMERICAN GENERAL VENTURES, INC.)

Date:           , 1999                    By: /s/ Steven H. Walker
                                          Steven H. Walker
                                          President/CEO


   Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:           , 1999                    /s/ Steven H. Walker
                                          Steven H. Walker, President Director

Date:           , 1999                    /s/ Christopher S. Walker
                                          Christopher S. Walker, Secretary
                                          Treasurer, Director