Form 10KSB40/A
period 1998-12-31
NUCLEUS INC
filed 1999-03-29
CIK 761034

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              FORM 10-KSB/A

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

   The number of shares outstanding of Company's only class of common stock, as of March 26, 1999 was 1,129,827 shares of its $.001 par value common stock.

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

   AGV has had two vendor agreements with Wal-Mart. The first agreement (entered into in August, 1995) was a resale agreement for Wal-Mart to sell AGV computers in their retail stores. The first agreement was terminated by mutual consent in April, 1997. The second agreement (entered into in June, 1997) permitted AGV to sell its computers from Wal-Mart's website, Wal-Mart Online. The second agreement was terminated on October 30, 1998 by mutual consent of both parties as Wal-Mart was concerned over the quality of AGV's products and its customer service and AGV suspected violations of customer return policies. As of this date a new agreement has not been consummated.

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

ITEM 7 FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

   The following financial statements and supplemental data for the Company and independent auditors' report for the year ended December 31, 1998 are filed as part of this report on Form 10-KSB/A.

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

ITEM 13 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS AND SCHEDULES

   The financial statements as set forth under Item 7 of this report on Form 10-KSB/A and the financial statement schedules are incorporated herein.

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

                                 NUCLEUS, INC.
              (formerly known as American General Ventures, Inc.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Note 2. Company Operations

   The Company sells computers and accessories which are manufactured by third parties. The Company has had two vendor agreements with Wal-Mart. The first agreement (entered into in August, 1995) was a resale agreement for Wal-Mart to sell ACI computers in their retail stores. The first agreement was terminated by mutual consent in April, 1997. The second agreement (entered into in June, 1997) permitted ACI to sell its computers from Wal-Mart's website, Wal-Mart Online. The second agreement was terminated on October 30, 1998 by mutual consent of both parties as Wal-Mart was concerned over the quality of ACI's products and its customer service and because ACI suspected violations of customer return policies. As of this date a new agreement has not been consummated.

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