Form 10QSB
period 1999-03-31
NUCLEUS INC
filed 1999-05-17
CIK 761034

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

        (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                  For the fiscal quarter ended March 31, 1999

                                       OR

        (_)     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

 For the Transition period from _____________________ to _____________________

                         COMMISSION FILE NUMBER 0-14039


                                 NUCLEUS, INC.
                 (Name of Small Business Issuer in its charter)


              Quarterly Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934


               NEVADA                                    11-2714721
     (State or other jurisdiction                     (I.R.S. Employer
   of incorporation or organization)                 Identification No.)


                     150 NORTH MICHIGAN AVENUE, SUITE 3610
                               CHICAGO, IL  60601
              (Address of principal executive offices) (Zip Code)

        Registrant telephone number, including area code: (312) 683-9000

  Check whether the Registrant (l) filed all reports required to be filed by
Section 13 or 15(d) of the Securities and Exchange Act during the past 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]  No  [_]


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEEDING FIVE YEARS

  Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_] No [_]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

  The number of shares outstanding of the Company's only class of common stock, as of May 10, 1999 was 6,436,936 shares of its $.001 par value common stock.

  Transitional Small Business Disclosure Format (check one) Yes [_] No [X]

                       PART I -- FINANCIAL INFORMATION


ITEM 1 -- Financial Statements

Balance Sheets as of March 31, 1999 and December 31, 1998

Statements of Operations for the three months ended March 31, 1999 and 1998

Statements of Cash Flows for the three months ended March 31, 1999 and 1998

Notes to Financial Statements

                                 NUCLEUS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                          MARCH 31,       DECEMBER 31,
                                                                                            1999              1998
                                                                                       ---------------   --------------
                                                                                                   UNAUDITED
                                       ASSETS
------------------------------------------------------------------------------------
Current assets:
 Cash...............................................................................      $        --      $     1,126
 Accounts receivable, trade.........................................................               --           10,000
 Inventory..........................................................................           34,489           34,690
 Prepaid expenses...................................................................               --               --
                                                                                          -----------      -----------
   Total current assets.............................................................           34,489           45,816
Property and equipment, net.........................................................           19,000           21,195
Goodwill, net.......................................................................           19,598           20,195
                                                                                          -----------      -----------
Total assets........................................................................      $    73,087      $    87,206
                                                                                          ===========      ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
------------------------------------------------------------------------------------
Current liabilities:
 Current portion of long-term debt..................................................      $     4,138      $     3,310
 Due to shareholder.................................................................          200,104          175,000
 Accounts payable...................................................................          171,385          169,135
 Accrued expenses...................................................................           16,950           19,258
                                                                                          -----------      -----------
   Total current liabilities........................................................          392,577          366,703
Long-term debt......................................................................            8,314            9,142
Commitments and Contingencies
Stockholders' deficit:
 Preferred stock, no stated value 8,000,000 shares authorized, no shares issued
  and outstanding...................................................................                                --
 Common stock, $.001 par value, 900,000,000 shares authorized, 1,129,827
  Shares issued and outstanding (as of March 31, 1999 and December 31, 1998)........            1,130            1,130
 Additional paid-in capital.........................................................        2,779,527        2,779,527
 Accumulated deficit................................................................       (3,108,461)      (3,069,296)
                                                                                          -----------      -----------
   Total stockholders' deficit......................................................         (327,804)        (288,639)
                                                                                          -----------      -----------
Total Liabilities and Stockholders' Deficit.........................................      $    73,087      $    87,206
                                                                                          ===========      ===========

                                 NUCLEUS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        THREE MONTHS ENDED      THREE MONTHS ENDED
                                                          MARCH 31, 1999          MARCH 31, 1998
                                                       ---------------------   ---------------------
                                                                         UNAUDITED
Sales...............................................             $   11,787              $   73,198
Cost of sales.......................................                 13,136                  53,138
                                                                 ----------              ----------
Gross profit (deficit)..............................                 (1,349)                 20,055
Selling, general and administrative expenses........                 32,606                  74,418
                                                                 ----------              ----------
Loss from operations................................                (33,955)             $  (54,363)
Other expense.......................................                 (5,210)                     --
                                                                 ----------              ----------

Net loss............................................             $  (39,165)             $  (54,363)
                                                                 ==========              ==========
Basic and diluted loss per share                                 $    (0.03)             $    (0.05)
Weighted average common shares outstanding..........              1,129,827               1,069,848
                                                                 ----------              ----------

                                 NUCLEUS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            THREE MONTHS ENDED      THREE MONTHS ENDED
                                                                              MARCH 31, 1999          MARCH 31, 1998
                                                                           ---------------------   ---------------------
                                                                                            UNAUDITED
Net loss................................................................               $(39,165)               $(54,363)
Adjustments to reconcile net loss to net cash provided by (used in)
 operating activities:
     Depreciation and amortization......................................                  2,792                   1,939
     Compensation expense related to issuance of equity securities......                     --                  19,900
     Stock issued for services..........................................                     --                   1,445
     Changes in assets and liabilities:
        (Increase) decrease in accounts receivable......................                 10,000                 (26,267)
        Decrease in inventory...........................................                    201                   2,182
        (increase) decrease in other assets.............................                      0                     198
        Increase in accounts payable and accrued expenses...............                    770                  11,995
                                                                                       --------                --------
        Total adjustments...............................................                 13,763                  11,392
                                                                                       --------                --------
     Net cash provided (used) by operating activities...................                (25,402)                (42,971)
                                                                                       --------                --------
Cash flows from financing activities:
  Repayment of long-term debt...........................................                   (828)                     --
  Proceeds from the sale of common stock................................                     --                     105
  Increase in officer loans.............................................                 25,104                  54,263
                                                                                       --------                --------
     Net cash provided by financing activities..........................                 24,276                  54,368
                                                                                       --------                --------
Increase (decrease) in cash.............................................                 (1,126)                 11,397
Cash and cash equivalents, beginning of period..........................                  1,126                  17,706
                                                                                       --------                --------
Cash and cash equivalents, end of period................................               $     --                $ 29,103
                                                                                       ========                ========

                                 NUCLEUS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

NOTE 1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S- X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. The condensed consolidated balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, refer to the consolidated financial statements and footnotes for the year ended December 31, 1998 that are included in our annual report on Form 10-K5B.


NOTE 2. COMPANY OPERATIONS

  The Company was incorporated as American General Ventures, Inc. ("AGV") in 1984 to identify potential business opportunities, such as acquisition of existing businesses. In 1987, AGV acquired ACI Micro Systems, Inc. ("ACI"), a reseller of computer and peripheral equipment. Subsequent to the ACI acquisition, AGV evolved into an Internet-based provider of computer systems with an established local presence where consumers and businesses could purchase computer and related products and receive service.

  On December 8, 1998 the Company changed its name to Nucleus, Inc. and effected a one share for ten shares reverse stock split. All share and per share data included in the foregoing unaudited condensed consolidated financial statements have been restated to give effect to the reverse stock split.

  The Company sells computers and accessories which are manufactured by third parties. The Company has had two vendor agreements with Wal-Mart. The first agreement (entered into in August, 1995) was a resale agreement for Wal-Mart to sell ACI computers in their retail stores and was terminated by mutual consent in April, 1997. The second agreement (entered into in June, 1997) permitted ACI to sell its computers from Wal-Mart's website, Wal-Mart Online and was terminated on October 30, 1998 by mutual consent of both parties. As of this date no new agreement has been consummated.

  The Company intends to refocus its business strategy and has appointed new management subsequent to the Merger which became effective April 15, 1999 (Note
3). Nucleus intends to reposition itself as a Convergent Solution Provider, leveraging the Internet as the platform to deliver information technology and communications to high growth, small and medium size businesses. The Company's refined business strategy is intended to diversify its product and service offerings to multiple customers, rather than focusing on one large client account, such as Wal-Mart.

NOTE 3. MERGER

     On October 30, 1998 the Company entered into a merger agreement (Merger) with Nucleus Holdings, Inc. (Holdings) whereby all of the outstanding shares of Holdings would be exchanged for 5,307,109 newly issued Company shares. The merger was intended to qualify as a tax-free reorganization within the meaning of a statutory merger as described in Section 368(a)(1)(A) of the Code and to be accounted for as a pooling-of-interests for financial reporting purposes. Completion of the transaction was subject to the approval of the Company's shareholders. The Company's shareholders formally approved and adopted the Merger at the Special Shareholders' Meeting on April 15, 1999.

     The following unaudited pro forma data presents the combined results of operations of Nucleus and Holdings as if the Merger occurred at the beginning of the periods presented. Such unaudited pro forma data do not reflect the effects of any anticipated changes to be made by Nucleus in its operations from the historical operations, are presented for informational purposes only and should not be construed to be indicating (i) the results of operations or the financial position of Nucleus that actually would have occurred had the Merger been consummated as of the dates indicated or (ii) the results of operation or the financial position of Nucleus in the future.


                                                 YEAR ENDED              THREE MONTHS ENDED
                                                DECEMBER 31,    ------------------------------------
                                                    1998         MARCH 31, 1999      March 31, 1998
                                              ----------------   -----------------   ----------------
Sales.....................................        $3,574,572           $ 632,343           $808,485
Loss from operations......................          (545,577)           (253,871)           (94,131)
Net loss..................................          (448,526)           (259,081)           (94,131)
Diluted loss per share....................        $    (0.07)          $   (0.04)          $  (0.02)



NOTE 4. BUSINESS ACQUISITIONS

     On April 29, 1999, Nucleus entered into and closed an agreement to acquire Comp Pro Computer, Inc. ("Comp Pro"). Comp Pro is a Chicago-based provider of information technology services to small and medium sized businesses, including computers and peripheral equipment, network design, upgrade, and maintenance services. The acquisition was effected pursuant to a Stock Purchase Agreement, by and between Nucleus and Comp Pro and filed as a Current Report on Form 8-K with the Securities and Exchange Commission on May 12, 1999.

     On May 10, 1999, Nucleus signed a letter of intent to acquire Denver-based information technology solution provider EDW Computers. Founded in 1986, EDW designs, configures, and integrates computer networks for small and medium size businesses. The transaction is expected to close during May, 1999.

ITEM 2 --  Management's Discussion And Analysis Of Financial Condition And
           Results Of Operations

 Results of Operations
 ---------------------

  Prior to the Merger discussed in the Notes to the Unaudited Condensed Consolidated Financial Statements, Nucleus' primary business and source of revenue was derived from the resale of computer systems and related products which are manufactured and/or assembled by third parties. Nucleus has had two vendor agreements with Wal-Mart. The first agreement (entered into in August, 1995) was a resale agreement for Wal-Mart to sell Nucleus computers in their retail stores and was terminated by mutual consent in April, 1997. The second agreement (entered into in June, 1997) permitted Nucleus to sell its computers from Wal-Mart's website, Wal-Mart Online and was terminated on October 30, 1998 by mutual consent of both parties as Wal-Mart was concerned over the quality of Nucleus' products and its customer service and Nucleus suspected violations of customer return policies. As of this date a new agreement has not been consummated.

  The discontinuance of the Wal-Mart agreement, and loss of the associated revenue, has had a severe adverse effect on Nucleus' results of operation, liquidity and capital resources. Consequently, results of operations for any previous period should not be relied upon as indicative of expected operating performance for any future period.

  Revenues for the three months ended March 31, 1999 decreased to $11,787 compared to $73,193 for the same period in 1998. The decrease in revenue was primarily related to (i) the termination of the Wal-Mart agreement discussed above and the Company suspending its advertising arrangements with Microsoft's free email service, Hotmail which was intended to redirect Hotmail customers to the Company's website (www.availpc.com) to purchase computer systems.
                       ---------------

  The primary component of cost of sales is purchased computer systems and products from third parties. Nucleus does not currently maintain a contractual relationship with any system provider, electing to submit individual purchase orders to such system providers for price quotes upon receipt of a customer order. Prices are generally established by a system provider from a price list dependent upon the components and/or systems requested by a customer. Although no contractual relationships exist, Nucleus has historically used Pony Computer and Aberdeen Trading to fulfill its Internet generated orders. Nucleus does not currently utilize the services of either of these suppliers.

  Cost of sales for the three month period ended March 31, 1999 decreased to $13,136 compared to $53,138 for the same period in 1998. The decrease in cost of sales was primarily a function of decreased sales volume for the current period as compared to the same period in 1998. In addition, the Company experienced negative margins on its sales for the three months ended March 31, 1999, resulting from the sale of certain computer systems below the cost by which such systems were purchased.

  Selling, general, and administrative expense (S,G,&A) for the three month period ended March 31, 1999 decreased to $32,606 compared to $74,418 for the same period in 1998. The decrease in S,G,&A was primarily related to the Company suspending its advertising on Hotmail as discussed above and a reduction in the number of its employees.

  Nucleus' net loss decreased to $39,165 (or $0.03 per share) for the three month period ended March 31, 1999, compared to $54,363 (or $0.05 per share) for the same period in 1998. The decrease in the loss was primarily related to the decrease in S,G,&A expenses discussed above.

 Liquidity and Capital Resources
 -------------------------------

  Working capital at March 31, 1999 totaled ($358,088) compared to ($320,887) at December 31, 1998. The change in working capital was primarily related to an increase in a note due to the Company's President and CEO.

  Nucleus has not derived any revenue from Wal-Mart subsequent to the termination of their agreement on October 30, 1998. The loss of the Wal-Mart agreement has had a severe adverse effect on the Company's liquidity.

  The Company is refocusing its business strategy and has appointed new management subsequent to the Merger (which became effective April 15, 1999). Nucleus intends to reposition itself as a Convergent Solution Provider, leveraging the Internet as the platform to deliver information technology and communications to high growth, small and medium size businesses. The Company's refined business strategy is intended to diversify its product and service offerings to multiple customers, rather than focusing on one large client account such as the Wal-Mart relationship. There can, however, be no guarantee that management's strategy will prove viable and the revenues resulting from it will fully replace those generated through the Wal-Mart agreement.

  The satisfaction of Nucleus' cash requirements during 1999 and thereafter will depend in large part on Nucleus' ability to successfully generate sales from its refined business strategy and raise capital to fund operations. There can, however, be no assurance that sufficient cash will be generated from operations or that unanticipated events requiring the expenditure of funds will not occur. As a result, Nucleus expects to aggressively seek additional sources of funds, the form of which will vary depending upon prevailing market and other conditions and may include short or long-term borrowing or the issuance of debt or equity securities. There can be no assurance that Nucleus will be able to obtain such funding, or if such funding is available, that it will be on favorable terms.

  Nucleus currently has no commitments for capital expenditures.

Year 2000 Compliance

  The Company is in the process of a comprehensive assessment of all Year 2000 issues and how the business will be affected. Computer systems and computer-controlled devices that can be potentially affected by the Year 2000 issue have been reviewed. These include the following: Telephones and fax machines, information technology, hardware, financial and financial reporting applications, operations and operational support applications, scheduling systems, and operating systems.

  Preliminarily, upon review of each of the systems identified above, the Company found that the Year 2000 issue did not have any significant potential impact on future core business operations or financial reporting. The Company is also reviewing the ability of key suppliers to continue to provide materials and services. Based on a preliminary review, it appears that all key suppliers either are compliant or have programs in place to be compliant by the Year 2000.

  The Company plans to perform a comprehensive review of all systems identified above to evaluate and test the Company's internal systems during the second quarter of 1999. The Company has not incurred any costs from independent third parties associated with such evaluation to date.

WORST-CASE SCENARIOS

  The Company would be severely affected by transmission failures related to Internet access and its ability to provide services to customers over the internet. Specifically, if Nucleus' Internet service provider experienced infrastructure failure or transmission problems and is unable to remedy such problems on a timely basis, the Company's ability to transact business over its website would be severely impacted. Additionally, if Nucleus' primary suppliers experienced problems with year 2000 issues, the Company's ability to resell computer and related products would be affected.

CONTINGENCY PLANNING

  The Company is developing a contingency plan that would enable it to continue uninterrupted service to its customers in the event a critical supplier of materials and/or services develops a problem in implementing Year 2000 plans.

SUMMARY

  Based on the activities reviewed above, the Company expects to be fully compliant with Year 2000 requirements by the end of the second quarter in 1999. The Company does not believe that the Year 2000 issues will have a material adverse effect on its financial condition or results of operations. It is anticipated that the Year2000 issue is not substantial with respect to the Company's property and equipment, though the Company is continuing to assess and modify computer systems, facilities, and business processes to provide for their continuing functionality. The Company believes that modification of existing software and conversions to new software and systems will result in Year 2000 compliance.

  However, given the complexity of the Year 2000 issue, and the massive changes required of government agencies and large corporations, the impact on business operations because of failure by the Company to achieve compliance, or failure of external entities to achieve compliance, which the Company cannot control, could adversely affect the Company's consolidated results of operations.

  Information contained in this Year 2000 Compliance Summary other than historical information, may be considered forward-looking in nature. As such, it is based upon certain assumptions and is subject to various risks and uncertainties, which may not be controllable by the Company. To the extent that these assumptions prove to be incorrect, or should any of these risks or uncertainties materialize, the actual results may vary materially from those which were anticipated.

                                  PART -- II

ITEM 1 --  LEGAL PROCEEDINGS

  The Company has disputes in the normal course of operations with a number of its suppliers. Such matters typically relate to vendors requesting payment on product delivered to the Company, which the Company believes is either defective or product, which had not been ordered from such vendor.

ITEM 2 --  CHANGES IN SECURITIES AND USE OF PROCEEDS

  Not Applicable

ITEM 3 --  DEFAULTS UPON SENIOR SECURITIES

  Not Applicable

ITEM 4 --  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not Applicable

ITEM 5 --  OTHER INFORMATION

  On May 10, 1999, Nucleus signed a letter of intent to acquire Denver-based information technology solution provider EDW Computers. Founded in 1986, EDW designs, configures, and integrates computer networks for small and medium size businesses. The transaction is expected to close during May, 1999.

ITEM 6 --  EXHIBITS AND REPORTS ON FORM 8-K

A)  Exhibits

Exhibit No.    Description
-----------    -----------

   2.1 Stock Purchase Agreement, by and between Nucleus, Inc. and Comp Pro Computer, Inc. dated April 29, 1999 (1)

   2.2 Agreement and Plan of Merger dated October 30, 1998 by and between the Company and Nucleus Holding Corporation (2)

   2.3 Amendment to Agreement and Plan of Merger dated December 23, 1998 by and between the Company and Nucleus Holding Corporation
               (2)

   2.4 Second Amendment to Agreement and Plan of Merger dated January 20, 1999 by and between the Company and Nucleus Holding Corporation (2)

   2.5 Third Amendment to Agreement and Plan of Merger dated February 26, 1999 by and between the Company and Nucleus Holding Corporation (2)

   3.1         Certificate of Incorporation (3)

   3.2         By-laws of the Registrant (3)

   4.1 Specimen of Stock Certificate for the Registrant's common stock, par value $.001 per shares (2)

  10.1         Stock Option Plan of the Registrant (4)

  27.1         Financial Data Schedule
---------------
(1) Incorporated by reference from the Company's Current Report on Form 8-K dated April 29, 1999, as filed with the Securities and Exchange Commission on May 12, 1999.

(2) Incorporated by reference from the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 29, 1999.

(3) Incorporated by reference from the Registrant's Registration Statement (Registration Statement No. 002-95320-NY) filed with the Securities and Exchange Commission on January 15, 1985.

(4) Incorporated by reference from the Registrant's Registration Statement on Form S-8 (Registration Statement No. 333-35959) filed with the Securities and Exchange Commission on September 19, 1997.

     (B)  Reports on Form 8-K

          None.

                                   SIGNATURE


  In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                NUCLEUS, INC.


Date:  May 15, 1999             /s/   JOHN C. PAULSEN
                                ----------------------------------
                                John C. Paulsen, President and
                                    Chief Executive Officer


Date:  May 15, 1999             /s/   J. THEODORE HARTLEY
                                ----------------------------------
                                J. Theodore Hartley, Executive Vice President
                                   and Chief Financial Officer