Form 10QSB
period 1999-06-30
NUCLEUS INC
filed 1999-08-16
CIK 761034

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the Transition period from __________ to __________

                         COMMISSION FILE NUMBER 0-14039

                                  NUCLEUS, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)



              NEVADA                                   11-2714721
   (State or other jurisdiction           (I.R.S. Employer Identification No.)
 of incorporation or organization)

                      150 NORTH MICHIGAN AVENUE, SUITE 3610
                                CHICAGO, IL 60601
                    (Address of principal executive offices)

        REGISTRANT TELEPHONE NUMBER, INCLUDING AREA CODE: (312) 683-9000

     Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities and Exchange Act during the past 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X   No _

     The number of shares outstanding of the Company's only class of common stock, as of August 13, 1999 was 8,077,271 shares of its $.001 par value common stock.

     Transitional Small Business Disclosure Format (check one) Yes __  No X

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   Financial Statements................................................1
ITEM 2.   Management's Discussion And Analysis Of
          Financial Condition And Results Of Operations ......................8

                                     PART II
                                OTHER INFORMATION

ITEM 1.   Legal Proceedings..................................................12
ITEM 2.   Changes in Securities and Use of Proceeds..........................12
ITEM 3.   Defaults Upon Senior Securities....................................12
ITEM 4.   Submission of Matters to a Vote of Security Holders................12
ITEM 5.   Other Information..................................................13
ITEM 6.   Exhibits and Reports on Form 8-K...................................13

Form 10-QSB    Signature Page................................................14

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Balance Sheets as of June 30, 1999 and December 31, 1998 Statements of Operations for the six months ended June 30,
               1999 and 1998 and for the three months ended June
               30, 1999 and 1998
          Statements of Cash Flows for the six months ended June 30,
               1999 and 1998
          Notes to Financial Statements

                                  NUCLEUS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                  JUNE 30,      DECEMBER 31,
                                                                    1999            1998
                                                                 ----------     ------------

ASSETS:
Current assets:
   Cash.......................................................   $       --     $   25,217
   Accounts receivable........................................      225,415        171,312
   Due from related party.....................................           --        115,383
   Subscription receivable....................................      200,000             --
   Unbilled revenue...........................................      139,721        167,977
   Inventory..................................................      131,234         34,690
   Other current assets.......................................      106,014         58,829
                                                                 ----------     ----------
      Total current assets....................................      802,384        573,408

Property, plant and equipment,  net...........................       76,133         67,315
Other asset...................................................      500,000             --
Intangibles, net..............................................    2,037,337         20,195
                                                                 ----------     ----------
      Total assets............................................   $3,415,854     $  660,918
                                                                 ----------     ----------

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Bank overdraft.............................................   $    9,957     $       --
   Notes payable current......................................           --          3,310
   Accounts payable...........................................    1,005,782        765,369
   Accrued expenses...........................................      289,258        323,056
   Due to former owners.......................................       60,000             --
   Due to related parties.....................................      241,258        175,000
                                                                 ----------     ----------
      Total current liabilities...............................    1,606,255      1,266,735

Notes payable.................................................           --          9,142

Stockholders' (deficit) equity................................    1,809,599       (614,959)
                                                                 ----------     ----------
Total liabilities and stockholders' (deficit) equity..........   $3,415,854     $  660,918
                                                                 ==========     ==========

                                  NUCLEUS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                                         JUNE 30,                        JUNE 30,
                                                 -------------------------     ---------------------------
                                                    1999           1998           1999            1998
                                                 ----------     ----------     -----------     -----------

Revenue.....................................     $ 665,285      $ 769,417      $1,297,628      $1,577,902
Cost of revenue.............................       542,825        530,101         987,467       1,086,551
Selling, general & administrative
   expenses.................................       776,269        252,594       1,220,905         557,227
Amortization expense........................        13,503             --          13,503              --
                                                 ---------      ---------      ----------      ----------
   Loss from operations.....................      (667,312)       (13,278)       (924,247)        (65,876)

Other income................................        10,826          1,837           8,680          10,300
                                                 ---------      ---------      ----------      ----------

Net loss....................................     $(656,486)     $ (11,441)     $ (915,567)     $  (55,576)
                                                 =========      =========      ==========      ==========

   Diluted loss per share...................     $   (0.10)     $   (0.00)     $    (0.14)     $    (0.01)
                                                 =========      =========      ==========      ==========
   Diluted weighted average shares
      outstanding...........................     6,560,380      6,413,165       6,560,380       6,413,165
                                                 =========      =========      ==========      ==========

                                  NUCLEUS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                -----------------------------
                                                                                   1999              1998
                                                                                -----------     -------------

Net loss....................................................................    $ (915,567)        $ (55,576)
Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
   Depreciation and amortization............................................        40,160            10,665
   Compensation expense related to issuance of equity securities............            --            72,103
   Stock issued for services................................................            --            59,965
   Loss on disposal of fixed assets.........................................        17,536                --
   Changes in assets and liabilities........................................       239,890           249,931
                                                                                ----------         ---------

      Total adjustments.....................................................       297,586           392,664
                                                                                ----------         ---------

   Net cash provided (used) by operating activities.........................      (617,981)          337,088
                                                                                -----------        ---------

Cash flows used for investing activities:
   Deposits on CCI acquisition..............................................      (500,000)               --
   Capital expenditures.....................................................       (39,225)               --
                                                                                -----------        ---------
   Net cash used for investing activities...................................      (539,225)               --
                                                                                ----------         ---------
Cash flows from financing activities:
   Borrowings(repayments) on notes payable..................................       (62,391)           21,278
   Proceeds from the sale of common stock...................................     1,387,000               694
   Payments to former owners................................................      (192,620)               --
   Increase (decrease) in officer loans.....................................            --          (342,081)
                                                                                ----------         ---------
   Net cash provided by financing activities................................     1,131,989          (320,109)
                                                                                ----------         ---------

Increase (decrease) in cash.................................................       (25,217)           16,979

Cash and cash equivalents, beginning period.................................        25,217             2,819
                                                                                ----------         ---------

Cash and cash equivalents, end of period....................................    $       --         $  19,798
                                                                                ----------         ---------

                                  NUCLEUS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) JUNE 30, 1999


NOTE 1.   GENERAL

          We are a professional services organization delivering Internet-based information technology solutions to small and middle market companies. Our goal is to provide our clients with Internet-based technology to improve and simplify core business processes, enhance revenue capabilities, lower the cost of technology and shorten product and service cycle times. We began business operations in 1987 in Colorado Springs, Colorado, as a provider of computer systems and componentry. We adopted the name Nucleus, Inc. in December 1998 and reorganized in April 1999 when Nucleus merged with Nucleus Holding Corporation ("Holdings"), a privately held Illinois corporation based in Chicago, Illinois. At that time, we installed a new management team and formulated our current goals and operating strategies. We now maintain our headquarters in Chicago. An integral component of our business strategy is to make targeted acquisitions of IT and e-commerce service companies in the United States. We intend to use these strategic acquisitions as a platform for creating an enterprise that can deliver a branded Internet-based IT solution to small and middle market companies nationwide.

          The merger between Nucleus and Holdings was accounted for as a pooling-of-interests for financial reporting purposes. Accordingly, our consolidated financial statements have been restated for all periods prior to the merger to include the results of operations, financial position and cash flows of both Nucleus and Holdings. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.

          Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. The condensed consolidated balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date for both Nucleus and Holdings, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information with respect to Nucleus, refer to the consolidated financial statements and footnotes for the year ended December 31, 1998 that are included in our annual report on Form 10-KSB and our proxy dated March 19, 1999.

NOTE 2.   BUSINESS ACQUISITIONS

          On October 30, 1998 we entered into a merger agreement with Holdings whereby all of the outstanding shares of Holdings were exchanged for 5,307,109 newly issued Nucleus shares. The transaction was formally approved and adopted at a Special Shareholders' Meeting on April 15, 1999.

          Subsequent to the merger discussed above, we consummated the acquisition of the following three companies. These transactions were completed at various times during the three month period ended June 30, 1999:

          Comp Pro Computer, Inc. ("Comp Pro"), a Chicago-based provider of information technology services to small and middle market companies, including computers and peripheral equipment, network design, upgrade, and maintenance services;

          Telos Distributing, Inc. (dba EDW Computers), a Denver-based IT solutions provider that designs, configures and integrates computer networks for small and middle market companies; and,

          Young Data Systems, Inc. ("YDS") is a Chicago-based IT solutions provider that custom designs and assembles computer networks and provides cabling, equipment and network configuration for small and middle market companies. YDS also provides small businesses with accounting and finance solutions, including software, training and support.

          Each of these acquisitions has been accounted for as a purchase business combination, and, accordingly have been included in our unaudited condensed statement of operations for the six month period ended June 30, 1999 from the date of their acquisition. The following table presents the purchase consideration (a) in cash and (b) in shares of our common stock to the shareholders of each of the acquired businesses, the estimated fair value of the net assets acquired, and resulting goodwill. The purchase price has been allocated to each of the acquired company's assets and liabilities based on their respective carrying values, as these carrying values are deemed to represent fair market value of these assets and liabilities. The allocation of purchase price is preliminary, but we do not expect that the final allocation of purchase price will differ significantly. Goodwill and covenants not-to-compete recorded in connection with the acquisitions will be amortized over one to fifteen years and over three years, respectively.


                                               SHARES OF
                                                COMMON       VALUE OF         TOTAL        NET ASSETS
                                      CASH       STOCK        SHARES      CONSIDERATION     ACQUIRED      GOODWILL
                                    --------   ---------    ----------    -------------    ----------    ----------

Comp Pro........................    $225,000         --     $       --     $  225,000       $(40,487)    $  265,487
EDW Computers...................          --    300,000      1,237,500      1,237,500         13,156      1,224,344
Young Data Systems..............          --    125,000        515,625        515,625        (26,651)       542,276
                                    --------    -------     ----------     ----------       --------     ----------
 Total..........................    $225,000    425,000     $1,753,125     $1,978,125       $(53,982)    $2,032,107
                                    --------    -------     ----------     ----------        -------     ----------

          The following unaudited pro forma data presents the combined results of operations of Nucleus and the acquisitions described above as if they occurred at the beginning of the periods presented. Such unaudited pro forma data do not reflect the effects of any anticipated changes to be made by Nucleus in its operations from the historical operations and are presented for informational purposes only and should not be construed to be indicating (i) the results of operations or the financial position of Nucleus that actually would have occurred had the acquisitions been consummated as of the dates indicated or
(ii) the results of operation or the financial position of Nucleus in the future.


                                           THREE MONTHS ENDED   SIX MONTHS ENDED
                                              JUNE 30, 1999       JUNE 30, 1999
                                           ------------------   ----------------

     Revenues...........................        $872,374            $1,995,185
     Net loss...........................        (694,583)           (1,000,661)
     Diluted loss per share.............        $  (0.10)           $    (0.14)

          Effective June 30, 1999, we acquired one-hundred percent of the common stock of Innovative Technology Solutions, Inc. ("ITS"). ITS is a provider of multifaceted technology solutions to middle market companies throughout the Pacific Northwest. To consummate the transaction, we issued 1,000,000 shares of our common stock and a $1,000,000 subordinated note. The note bears interest at the rate of prime plus one percent, with interest and principal payable on September 30, 1999 and is secured by 400,000 shares of the common stock owned by our president John C. Paulsen.

          On June 26, 1999, we signed a definitive purchase agreement to acquire one-hundred percent of the common stock of Computing Concepts, Inc. ("CCI"), a New Jersey based full service value added IT firm for a pre-adjusted total purchase price of $15.2 million. CCI offers a wide range of IT services including customized help-desk, staff augmentations in most technical areas, training and network design and implementation. Pursuant to the terms of the agreement, we paid a $500,000 non-refundable earnest money deposit to CCI's shareholders upon the signing of the agreement and are required to provide two additional non-refundable deposits totaling $600,000 if the transaction has not been closed by August 31, 1999. The closing of this transaction is contingent upon our ability to secure the additional earnest money deposits and a cash payment of $6.4 million payable at closing. Because of the contingent nature of this transaction, we have not included pro forma disclosure.

NOTE 3.   SEGMENT INFORMATION

          We operate our Internet-based consulting business primarily in two segments: Internet and telecommunications through the resale of long distance and Internet access (CTI) and IT consulting through strategic technology consulting, professional services, and information technology procurement and infrastructure (IT). Summarized financial information is shown in the following table:

                                              SIX MONTHS ENDED                       SIX MONTHS ENDED
                                                JUNE 30, 1999                         JUNE 30, 1998
                                     -----------------------------------   -------------------------------------
                                        CTI         IT          TOTAL         CTI          IT           TOTAL
                                     --------   -----------  -----------   ----------   ----------   -----------

Revenues..........................   $944,427   $  353,201   $1,297,628    $1,381,734   $ 196,168    $1,577,902
Operating income (loss)...........     67,918     (992,165)    (924,247)      170,957    (236,833)      (65,876)
Identifiable assets...............    285,563    1,092,954    1,378,517       546,133     268,578       814,711
Depreciation Expense..............      2,810       37,350       40,160         2,810       7,855        10,665
Capital expenditures..............         --       39,225       39,225            --          --            --
                                     ========   ==========   ==========    ==========   =========    ==========

NOTE 4.   COMMON AND PREFERRED STOCK

          Authorized, issued and oustanding shares and par value of our common and preferred stock are as follows:


                                                                                      Shares Outstanding
                                                                             ---------------------------------
                                        Authorized Shares     Par Value      December 31, 1998   June 30, 1999
                                        -----------------     ---------      -----------------   -------------

Preferred Stock...................              8,000,000   no stated value                --              --
Common Stock......................            900,000,000      $0.001               1,129,827       8,077,271
                                        7


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

          We are a professional services organization delivering Internet-based IT solutions to small and middle market companies. Our goal is to provide our clients with Internet-based technology to improve and simplify core business processes, enhance revenue capabilities, lower the cost of technology and shorten product and service cycle times.

          We are pursuing an aggressive acquisition strategy to acquire companies whose higher margin service offerings can complement our existing products and services and enable us to offer a comprehensive range of Internet-based technology solutions to our clients.

          We presently earn revenues from the following IT services: strategic technology consulting, professional services, Internet and telecommunications, and information technology procurement and infrastructure. We recognize revenue from strategic technology consulting and professional services as services are performed. Clients are billed over the course of an engagement on either a time and materials basis or a fixed-price basis. Billable rates vary by the service provided and geographical region and typically range from $75 to $250 per hour. The pricing, management and execution of individual engagements are the responsibility of the consulting office that performs or coordinates the services. Revenues from procurement and assembly of computer and network systems are recognized upon shipment or acceptance of equipment.

          To date, we have had only limited experience with fixed-price engagements. The failure to estimate accurately the resources and time required for an engagement, to manage effectively client expectations regarding the scope of services to be delivered for the estimated fees or to complete fixed-price engagements within budget, on time and to client's satisfaction would expose us to risks associated with cost overruns and, in certain cases, penalties, any of which could have a material adverse effect on our revenues or operating income. There are no significant post-sales support obligations related to our revenues.

          Cost of revenues includes the costs of services and material directly related to the revenues including direct labor and benefits, subcontracted labor or other outside services, and other direct costs associated with revenues, as well as an allocation of certain indirect costs, and the cost to purchase computer and network equipment sold to clients.

          Selling, general and administrative costs include salaries, benefits, commissions payable to our sales personnel, marketing, advertising, and administrative costs.

          Amortization expenses relate to intangible assets recorded in connection with our acquisitions.

ACQUISITIONS

          An integral component of our business strategy is to make targeted acquisitions of IT and e-commerce service companies in the United States. In April 1999, we began to acquire IT and e-commerce service companies in select geographic regions. The primary services offered by these businesses include traditional information technology solutions. These initial acquisitions will provide us with an installed client base, a highly motivated sales force and an operating framework and infrastructure.

          Our acquisition program to date has resulted in the acquisition of four companies and an agreement to acquire another. Each of the four acquisitions we have completed to date and the pending acquisition have been or will be accounted for as purchase business combinations. For each acquisition, a portion of the purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date. The portion of the purchase price in excess of tangible and identifiable intangible assets and liabilities assumed (for the acquisitions completed during the three month period ended June 30, 1999) total approximately $2.0 million and is recorded as goodwill on our unaudited consolidated balance sheet as of June 30, 1999. Goodwill will be amortized over fifteen years for book purposes.

          We anticipate that we will realize savings, with respect to these acquisitions, from greater volume discounts from suppliers, and consolidation of finance, administration and marketing functions. The integration process for these acquisitions may also present opportunities to reduce costs through the elimination of duplicative functions and through economies of scale, but may necessitate additional costs and expenditures for corporate management and administration, systems integration and facilities expansion. These various costs and possible cost savings may make historical operating results not comparable to, or indicative of, future performance. There can be no assurance that we will achieve any cost savings.

RESULTS OF OPERATIONS

          Revenues. For the June quarter, revenues decreased by $104,000, or 14%, from $769,000 in 1998 to $665,000 in 1999. On a year to date basis, revenues decreased approximately $300,000, or 18%, from $1.6 million in 1998 to $1.3 million in 1999. The decrease in revenue was primarily a result of a $396,000 decrease in revenue experienced in our Internet and telecommunications practice in 1999 as compared to 1998. This decrease was offset somewhat by an increase in revenue generated by our IT consulting services. As a percentage of revenue, 88% and 73% was derived from our Internet and telecommunication services for the year to date period in 1998 and 1999, respectively. The remainder of revenue was generated from our IT consulting services.

          Cost of revenues. For the June quarter, cost of revenues increased by $13,000, or 2%, from $530,000 in 1998 to $543,000 in 1999, or 69% compared to
82% of revenue, respectively. On a year to date basis, cost of revenues decreased approximately $100,000, or 10%, from $1.1 million in 1998 to $1.0 million during 1999, or 69% compared to 76% of revenue, respectively. The increase in cost of revenue is primarily a result of a reduction in volume generated by our Internet and telecommunication services, from which we have historically recognized higher margins as compared to our IT consulting services.

          Selling, general and administrative expenses. For the June quarter, selling, general and administrative expenses increased $523,000, or 207%, from $253,000 in 1998 to $776,000 in 1999. For the year to date period, selling, general, and administrative expenses increased $664,000, or 120%, from $557,000 in 1998 to $1.2 million in 1999, or 35% compared to 94% of revenue, respectively. The increase is related to costs incurred in connection with our acquisition strategy and compensation expense and related benefits, resulting from hiring additional personnel at our corporate headquarters. These expenses approximated $675,000 for the 1999 year to date period.

          Net Loss. For the June quarter, our net loss increased ($645,000) from ($11,000) in 1998 to ($656,000) in 1999. For the year to date period, our net loss increased ($860,000), from ($56,000) in 1998 to ($916,000) in 1999. As a percentage of revenues, our net loss increased from (4%) in 1998 to (71%) in 1999. The increase in net loss was a result of increased selling, general, and administrative expenses and the reduction in revenue volume generated by our Internet and telecommunications service as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

          Our working capital (deficit) increased by ($111,000) from ($693,000) at December 31, 1998, compared to ($804,000) at June 30, 1999. This increase is attributable to professional fees we have incurred in connection with the merger between Nucleus and Holdings and costs incurred with additional hiring related to the acquisitions we have consummated during 1999.

          At various times from April 15, 1999 through July 23, 1999 we sold 1,215,335 shares of our common stock for an aggregate amount of $1,724,000. The satisfaction of our cash requirements during 1999 and thereafter will depend in large part on our ability to successfully generate revenues from operations and raise capital to fund operations. We cannot assure you that sufficient cash will be generated from operations or that unanticipated events requiring the expenditure of funds within our existing operations will not occur. In addition, we intend to continue to aggressively pursue our strategy of acquiring IT and e-commerce service companies throughout the United States. Although we will strive to structure the use of our common stock as currency to pay for potential acquisition targets, a portion or all of the purchase price may be in the form of cash. Additionally, because we intend to grow through acquisition, we may encounter competition in the marketplace for these acquisitions. This may result in an increase in the purchase price for potential acquisitions and require us to curtail or modify our acquisition program. As a result, we expect to aggressively pursue additional sources of funds, the form of which will vary depending upon prevailing market and other conditions and may include high yield financing vehicles, short- or long-term borrowings or the issuance of equity securities. We cannot assure you that we will be able to obtain such funding, or if such funding is available, that it will be on favorable terms.

          On June 26, 1999, we signed a definitive purchase agreement to acquire one-hundred percent of the capital stock of Computing Concepts, Inc. ("CCI"), a New Jersey based full service value added IT firm. CCI offers a wide range of services including customized help-desk, staff augmentations in most technical areas, training and network design and implementation. Pursuant to the terms of the agreement, we paid a $500,000 non-refundable earnest money deposit to CCI's shareholders upon the signing of the agreement and are required to provide two additional non-refundable deposits totaling $600,000 if the transaction has not been closed by August 31, 1999. The closing of this transaction is contingent upon our ability to secure the additional earnest money deposits and the cash payable at closing. These earnest money deposits will be applied toward the purchase price of CCI in the event the transaction closes, however these monies will be non-refundable if the transaction is not completed.

          We currently have no commitments for capital expenditures and no other lines of credit upon which to borrow.

YEAR 2000 COMPLIANCE

          We have created a task force comprised of IT, finance, and administrative personnel to evaluate our internal and external systems as they relate to year 2000 issues. Computer and related systems that can be potentially affected by the Year 2000 issue include our operating systems, financial reporting systems, and data and communications.

          Additionally, we are assessing the systems of the companies we have acquired, or plan to acquire, for Year 2000 issues. We have not yet completed review of these systems; however, based on a preliminary review, we do not believe that significant Year 2000 issues exist at these companies.

          We will continue to assess internal non-information technology systems and external systems, including systems used by manufacturers and suppliers of computer equipment, software programs, telephone systems, and data systems, systems comprising our enterprise networks and equipment used to provide services to our clients. To date, we have not identified any Year 2000 issues with third parties which could have material adverse effect on our business. We may identify a significant internal or external Year 2000 issue in the future which, if not remediated in a timely manner, could have a material adverse effect on our business, financial condition and results of operations.

Costs

          We have not incurred any significant costs in reviewing Year 2000 compliance other than the opportunity cost of time spent by our personnel and we do not anticipate any significant further cost in identifying Year 2000 issues.

Contingency Plans

          We have prepared contingency plans, including manual order entry procedures and identification of potential software modifications, in the event that there are delays in upgrading the non-ready systems. Costs associated with our contingency plans, which we do not believe would be material, could include the hiring of additional personnel to process orders and implement software modifications. The exact amount of the costs associated with our contingency plans cannot be determined at this time as a result of not knowing the number of additional personnel that we may need to hire.

Risks of Year 2000 Issues

          Based on the activities outlined above, including the assessment of the systems of the companies we have acquired, or plan to acquire, we expect to be fully compliant with Year 2000 requirements by the end of the third quarter of 1999. Based on our assessments to date, we believe that we will not experience any material disruption in internal systems or information processing as a result of Year 2000 issues. However, almost all of our systems and products relating to our internal and external systems and products are manufactured or supplied by third parties which are outside of our control. Although we have taken steps that we believe should have identified potential Year 2000 issues, if some or all of our internal or external systems and products fail, or if any critical systems are overlooked or are not Year 2000 ready in a timely manner, there could be a material adverse effect on our business, financial condition and results of operation and on the price of our common stock. In addition, if a critical provider of services, such as those supplying electricity, water or other services, or a vendor or manufacturer supplying products or services sold to our clients, experiences difficulties resulting in disruption of services to us or the sale of malfunctioning products to our clients, there could be a material adverse effect on our financial condition, results of operations and the price of our common stock.

          Potential risks include:

          o The disruption of utility services resulting in a closure of the affected facility for the duration of the disruption,

          o    The disruption of services we provide to our clients,

          o The inability to process client billing accurately or in a timely manner,

          o The inability to provide accurate financial reporting to management, auditors, investors and others,

          o Litigation costs associated with potential suits from clients and investors, and

          o Delays in implementing other projects as a result of work by internal personnel on Year 2000 issues.

                                     PART II
                                OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          We are from time to time a party to various legal actions arising in the normal course of business. We believe that there is no proceeding threatened or pending against us which, if determined adversely, would have a material adverse effect on the financial condition of results of operations of Nucleus.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          On June 2, 1999, we issued 696,667 shares of common stock and 348,333 warrants to purchase common stock to sophisticated investors in a transaction not involving a public offering. The sale was exempt from registration under
Section 4(2) of the Securities Act. The recipients of securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. In each instance, offers and sales were made without any public solicitation. The securities were placed with the services of a broker-dealer, which was paid a cash fee equal to 10% of the offering amount. All recipients had adequate access to information about Nucleus.

          On June 30, we issued 200,001 shares of common stock and 99,999 warrants to purchase common stock to sophisticated investors in a transaction not involving a public offering. The sale was exempt from registration under
Section 4(2) of the Securities Act. The recipients of securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. In each instance, offers and sales were made without any public solicitation. No underwriter or broker-dealer was involved in the transaction and no commission was paid. All recipients had adequate access to information about Nucleus.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          A special meeting of stockholders was held on April 15, 1999. Two proposals were submitted to stockholders described in Nucleus' proxy dated March 19, 1999. The following is a brief description of the matters voted upon, as well as the outcome of the vote:

          1. The election of five members to serve on the Board of Directors for a term of one year. The nominees were John C. Paulsen, J. Theodore Hartley, Mark Fera, Stephen Calk, and Jeffrey Wescott.

               Each nominee was approved with at least 99% of the total shares outstanding and 99% of the votes cast.

          2. Approval and adoption of an Agreement and Plan of Merger which would merge Nucleus Holding Corporation with and into Nucleus, Inc.

               Votes for:        625,472
               Votes against:    500
               Non-votes:        503,355
               Abstain:          0

ITEM 5.   OTHER INFORMATION

          Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits.

          Exhibit No.    Description
          -----------    -----------

          2.1 Agreement and Plan of Merger by and between Nucleus, Inc. and Innovative Technology Solutions, Inc. dated June 30, 1999 (1)

          2.2 Agreement and Plan of Merger by and between Nucleus, Inc. and Young Data Systems, Inc. dated June 15, 1999
                         (2)

          2.3 Agreement and Plan of Merger by and between Nucleus, Inc. and Telos Distributing, Inc. dated May 21, 1999
                         (3)

          27.1           Financial Data Schedule

----------

(1) Incorporated by reference to the Company's Current Report on Form 8-K dated July 13, 1999, as filed with the Securities and Exchange Commission on July 28, 1999.
(2) Incorporated by reference to the Company's Current Report on Form 8-K dated June 15, 1999, as filed with the Securities and Exchange Commission on August 16, 1999.
(3) Incorporated by reference to the Company's Current Report on Form 8-K dated May 21, 1999, as filed with the Securities and Exchange Commission on June 7, 1999.

     (B)  Reports on Form 8-K.

          On August 16, 1999, Nucleus filed a Current Report on Form 8-K relating to its merger with Young Data Systems, Inc.

          On July 28, 1999, Nucleus filed a Current Report on Form 8-K relating to its merger with Innovative Technology Solutions, Inc.

          On June 9, 1999, Nucleus filed a Current Report on Form 8-K relating to a letter of intent to acquire Innovative Technology Solutions, Inc.

          On June 7, 1999, Nucleus filed a Current Report on Form 8-K relating to its merger with Telos Distributing, Inc. On August 16, 1999, Nucleus filed an amendment to such 8-K on Form 8-K/A.

          On May 24, 1999, Nucleus filed a Current Report on Form 8-K relating to a change in its certifying accountant.

          On May 12, 1999, Nucleus filed a Current Report on Form 8-K related to its acquisition of Comp Pro Computers, Inc. On July 13, 1999, Nucleus filed an amendment to such 8-K on Form 8-K/A.

          On April 30, 1999, Nucleus filed a Current Report on Form 8-K relating to its merger with Nucleus Holdings Corporation and the resignation of a director.

                                    SIGNATURE

          In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        NUCLEUS, INC.


Date:  August 16, 1999                  By:  /s/ JOHN C. PAULSEN
                                            ------------------------------------
                                            John C. Paulsen, President and
                                            Chief Executive Officer

                                        By:  /s/ J. THEODORE HARTLEY
                                            ------------------------------------
                                            J. Theodore Hartley, Executive Vice
                                            President and Chief Financial
                                            Officer