Form 10QSB
period 1999-09-30
NUCLEUS INC
filed 1999-11-15
CIK 761034

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

|X|             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

|_|         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

     Check whether the Registrant (l) filed all reports required to be filed by
Section 13 or 15(d) of the Securities and Exchange Act during the past 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     The number of shares outstanding of the Company's only class of common stock, as of November 15, 1999 was 9,233,604 shares of its $.001 par value common stock.

     Transitional Small Business Disclosure Format (check one) Yes |_| No |X|

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.   Financial Statements



                                     PART II
                                OTHER INFORMATION

ITEM 1.        Legal Proceedings

ITEM 2.        Changes in Securities and Use of Proceeds

ITEM 3.        Defaults Upon Senior Securities

ITEM 4.        Submission of Matters to a Vote of Security Holders

ITEM 5.        Other Information

ITEM 6.        Exhibits and Reports on Form 8-K

Form 10-QSB    Signature Page

ITEM 1.   FINANCIAL STATEMENTS

          Balance Sheets as of September 30, 1999 and December 31, 1998 Statements of Operations for the nine months ended September 30, 1999 and 1998 and for the three months ended September 30,1999 and 1998 Statements of Cash Flows for the nine months ended September 30, 1999 and 1998
          Notes to Financial Statements

                                  NUCLEUS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                       SEPTEMBER 30,    DECEMBER 31,
                                                                           1999             1998
                                                                       -------------    -----------
                             ASSETS
--------------------------------------------------------------------
Current assets:
   Cash.............................................................    $    67,370     $    25,217
   Accounts receivable..............................................        849,701         171,312
   Due from related party...........................................           --           115,383
   Unbilled revenue.................................................        108,324         167,977
   Inventory........................................................        113,495          34,690
   Other current assets.............................................        239,094          58,829
                                                                        -----------     -----------
        Total current assets........................................      1,377,984         573,408

Property, plant and equipment, net..................................        213,628          67,315
Other assets........................................................        500,000              --
Intangibles, net....................................................      6,905,080          20,195
                                                                        -----------     -----------
        Total assets................................................    $ 8,996,692     $   660,918
                                                                        ===========     ===========

               LIABILITIES AND STOCKHOLDERS' DEFICIT
--------------------------------------------------------------------
Current liabilities:
   Bank line of credit..............................................    $   258,037     $        --
   Notes payable current............................................          6,137           3,310
   Accounts payable.................................................      1,692,333         765,369
   Accrued expenses.................................................        630,883         323,056
   Due to former owners.............................................      1,105,282              --
   Due to related party.............................................        330,038         175,000
                                                                        -----------     -----------
        Total current liabilities...................................      4,022,710       1,266,735

Notes payable.......................................................             --           9,142

Stockholders' (deficit) equity:
   Common stock and paid in capital.................................     10,260,082       2,783,657
   Retained (deficit) earnings......................................     (5,286,100)     (3,398,616)
                                                                        -----------     -----------
        Total stockholders' (deficit) equity........................      4,973,982        (614,959)
                                                                        -----------     -----------
        Total liabilities and stockholders' equity..................    $ 8,996,692     $   660,918
                                                                        ===========     ===========

                                  NUCLEUS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                      THREE MONTHS   THREE MONTHS    NINE MONTHS    NINE MONTHS
                                         ENDED          ENDED           ENDED          ENDED
                                      SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                          1999           1998           1999           1998
                                      -------------  -------------  -------------  -------------

Revenue............................   $ 4,657,317    $1,115,723     $ 5,954,945    $2,693,625
Cost of sales......................     3,861,318       806,426       4,848,785     1,892,977
Selling, general and administrative
   expenses........................     1,489,177       178,387       2,680,082       652,846
Stock-based and other compensation.       104,000        48,700         104,000       120,803
Amortization and appreciation
    expense........................       157,871         5,799         171,374        16,464
                                      -----------    ----------     -----------    ----------
   Income (loss) from operations...      (955,049)       76,411      (1,849,296)       10,535

Other income (expense).............       (46,829)       (3,157)        (38,149)        7,143
                                      -----------    ----------     -----------    ----------
Net income (loss)..................   $(1,001,878)   $   73,254     $(1,887,445)   $   17,678
                                      ===========    ==========     ===========    ==========

   Diluted earnings (loss) per share  $     (0.11)   $     0.01     $     (0.25)   $    (0.00)
                                      ===========    ==========     ===========    ==========
   Diluted weighted average shares
      outstanding..................     9,052,753     6,413,165       7,491,181     6,413,165
                                      ===========    ==========     ===========    ==========

                                  NUCLEUS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       NINE MONTHS    NINE MONTHS
                                                                          ENDED          ENDED
                                                                      SEPTEMBER 30,  SEPTEMBER 30,
                                                                          1999           1998
                                                                      -------------  -------------

Net income (loss)..................................................   $(1,887,445)    $  17,678
Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
   Depreciation and amortization...................................       171,374        16,464
   Compensation expense related to issuance of equity securities...       104,000       120,803
   Stock issued for services.......................................            --        61,955
   Loss on disposal of fixed assets................................        17,536            --
   Changes in operating assets and liabilities
      net of acquisitions..........................................       870,469       135,762
                                                                      -----------     ---------
        Total adjustments..........................................     1,163,379       334,984
                                                                      -----------     ---------

   Net cash provided (used) by operating activities................      (724,066)      352,662
                                                                      -----------     ---------

Cash flows used for investing activities
   Deposits on acquisition.........................................      (500,000)           --
   Capital expenditures............................................       (50,188)       (9,127)
                                                                      -----------     ---------
      Net cash used for investing activities.......................      (550,188)       (9,127)
                                                                      -----------     ---------
Cash flows from financing activities:
   Borrowings (repayments) on notes payable........................       (56,254)       89,952
   Proceeds from the sale of common stock..........................     1,595,000           704
   Payments to former owners.......................................      (222,339)           --
   Increase (decrease) in officer loans............................            --      (364,571)
                                                                      -----------     ---------

      Net cash provided by (used in) financing activities..........     1,316,407      (273,915)
                                                                      -----------     ---------

Increase in cash...................................................        42,153        69,620
Cash and cash equivalents, beginning period........................        25,217         2,819
                                                                      -----------     ---------
Cash and cash equivalents, end of period...........................   $    67,370     $  72,439
                                                                      ===========     =========


                                  NUCLEUS, INC.
        NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

NOTE 1.   GENERAL

          We are a professional services organization delivering Internet-based information technology solutions to middle market companies. Our goal is to provide our clients with Internet-based technology to improve and simplify core business processes, enhance revenue capabilities, lower the cost of technology and shorten product and service cycle times. We began business operations in 1987 in Colorado Springs, Colorado, as a provider of computer systems and componentry. We adopted the name Nucleus, Inc. in December 1998 and reorganized in April 1999 when Nucleus merged with Nucleus Holding Corporation ("Holdings"), a privately-held Illinois corporation based in Chicago, Illinois. At that time, we installed a new management team and formulated our current goals and operating strategies. We now maintain our headquarters in Chicago. An integral component of our business strategy is to make targeted acquisitions of IT and e-commerce service companies in the United States. We intend to use these strategic acquisitions as a platform for creating an enterprise that can deliver a branded Internet-based IT solution to middle market companies nationwide.

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

          Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. The condensed consolidated balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date for both Nucleus and Holdings, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information with respect to Nucleus, refer to the consolidated financial statements and footnotes for the year ended December 31, 1998 that are included in our annual report on Form 10-KSB and our proxy dated March 19, 1999.

NOTE 2.   BUSINESS ACQUISITIONS

          Effective June 30, 1999, we acquired one-hundred percent of the capital stock of Innovative Technology Solutions, Inc. ("ITS"). ITS is a provider of multifaceted technology solutions to middle market companies throughout the Pacific Northwest. To consummate the transaction, we issued 1,000,000 shares of our common stock and a $1,000,000 subordinated note. The note bears interest at the rate of prime plus one percent, with interest and principal payable on demand and is secured by 400,000 shares of the common stock owned by our president John C. Paulsen.

          The ITS acquisition has been accounted for as a purchase business combination, and, accordingly has been included in our unaudited condensed statement of operations for the nine month period ended September 30, 1999 from the date of acquisition. The following table presents the purchase consideration
(a) in cash and (b) in shares of our common stock to ITS' shareholders, the estimated fair value of the net assets acquired, and resulting goodwill. The purchase price has been allocated to the company's assets and liabilities based on their respective carrying values, as these carrying values are deemed to represent fair market value of these assets and liabilities. The allocation of purchase price is preliminary, but we do not expect that the final allocation of purchase price will differ significantly. Goodwill recorded in connection with this acquisition will be amortized over fifteen years.

             SHARES OF
               COMMON     VALUE OF        TOTAL       NET ASSETS
   CASH        STOCK       SHARES     CONSIDERATION    ACQUIRED     GOODWILL
----------   ---------   ----------   -------------   ----------   ----------
$1,000,000   1,000,000   $3,875,000    $4,875,000      $56,845     $4,818,155

          The following unaudited pro forma data presents the combined results of operations of Nucleus, the ITS acquisition described above, and the three additional acquisitions we have completed to date (Comp-Pro Computer, Inc., Telos Distributing, Inc. and Young Data Systems) as if they occurred at the beginning of the periods presented. Such unaudited pro forma data do not reflect the effects of any anticipated changes to be made by Nucleus in its operations from the historical operations, are presented for informational purposes only and should not be construed to be indicating (i) the results of operations or the financial position of Nucleus that actually would have occurred had the acquisition been consummated as of the dates indicated or (ii) the results of operation or the financial position of Nucleus in the future.


                              THREE MONTHS ENDED   NINE MONTHS ENDED
                              SEPTEMBER 30, 1999   SEPTEMBER 30, 1999
                              ------------------   ------------------

Sales......................      $ 4,657,317          $16,881,302
Net loss...................       (1,581,879)          (2,056,931)
Diluted loss per share.....      $     (0.17)         $     (0.24)

NOTE 3.   SEGMENT INFORMATION

          During 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes new standards for reporting information about operating segments in interim and annual financial statements. We adopted this pronouncement in 1998.

         We operate our Internet-based consulting business primarily in two segments: Internet and Telecommunications through the resale of long distance and Internet access (CTI) and IT consulting through strategic technology consulting, professional services, and information technology procurement and infrastructure (IT). Summarized financial information is shown in the following table:

                                             NINE MONTHS ENDED                           NINE MONTHS ENDED
                                            SEPTEMBER 30, 1999                          SEPTEMBER 30, 1998
                                -------------------------------------------   --------------------------------------
                                    CTI            IT             TOTAL           CTI           IT           TOTAL
                                ----------    -------------   -------------   ----------    -----------   ----------

Revenues.....................   $1,315,908    $  4,639,037    $  5,954,945    $2,049,152    $  644,473    $2,693,625
Operating income (loss)......       81,913      (1,931,209)     (1,849,296)      246,739      (236,204)       10,535
Identifiable assets..........      248,388       1,743,224       1,991,612       460,923       379,113       840,036
Depreciation expense.........        4,216         167,158         171,374         4,684        11,780        16,464
Capital expenditures.........           --          50,188          50,188            --         9,127         9,127

NOTE 4.   COMMON AND PREFERRED STOCK

          Authorized, issued and outstanding shares and par value of our common and preferred stock are as follows:

                                                                     Shares Outstanding
                                                                ----------------------------
                                                                December 31,   September 30,
                          Authorized Shares      Par Value         1998            1999
                          -----------------   ---------------   ------------   -------------
Preferred stock..........     8,000,000       no stated value          --               --
Common stock.............   900,000,000            $0.001        1,129,827       9,082,771

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

          We are a professional services organization delivering Internet-based IT solutions to middle market companies. Our goal is to provide our clients with Internet-based technology to improve and simplify core business processes, enhance revenue capabilities, lower the cost of technology and shorten product and service cycle times.

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

          Cost of revenues includes the costs of services and material directly related to the revenues including direct labor and benefits, subcontracted labor or other outside services, and other direct costs associated with revenues, as well as an allocation of certain indirect costs, the cost to purchase computer and network equipment sold to clients.

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

          Our acquisition program to date has resulted in the acquisition of four companies. Each of the four acquisitions we have completed to date have been accounted for as purchase business combinations. For each acquisition, a portion of the purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date. The portion of the purchase price in excess of tangible and identifiable intangible assets and liabilities assumed for the these acquisitions total approximately $6.9 million and is recorded as goodwill on our unaudited consolidated balance sheet as of September 30, 1999. Goodwill will be amortized over a period from one to fifteen years for book purposes.

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

RESULTS OF OPERATIONS

          Revenues. For the September quarter, revenues increased by $3.5 million, or 317%, from $1.1 million, in 1998 to $4.7 million in 1999. On a year to date basis, revenues increased approximately $3.3 million, or 121%, from $2.7 million in 1998 to $6.0 million in 1999. The increase in revenue was primarily a result of a inclusion of sales from the four acquired companies since acquisition which accounted for approximately $4.6 million of 1999 sales to date, primarily in IT consulting services. As a percentage of revenue, 26% and 78% was derived from our IT consulting services for the year to date period in 1998 and 1999, respectively and 74% and 22% was derived from our Internet and telecommunications service for the year to date period in 1998 and 1999, respectively.

          Cost of revenues. For the September quarter, cost of revenues increased by $3.1 million, or 379%, from $806,000 in 1998 to $ 3.9 million in 1999, or 72% compared to 83% of revenue, respectively. On a year to date basis, cost of revenues increased approximately $3.0 million, or 256%, from $1.9 million in 1998 to $4.9 million during 1999, or 70% compared to 81% of revenue, respectively. The increase in cost of revenue is primarily a result of a reduction in volume generated by our Internet and telecommunication services, from which we have historically recognized higher margins as compared to our IT consulting services.

          Selling, general and administrative expenses. For the September quarter, selling, general and administrative expenses increased $1.3 million, or 793%, from $178,000 in 1998 to $1.5 million in 1999. For the year to date period, selling, general, and administrative expenses increased $2.0 million, or 411%, from $652,000 in 1998 to $2.7 million in 1999, or 45% compared to 37% of revenue, respectively. The increase is related to professional fees and travel incurred in connection with our acquisition strategy and compensation expense and related benefits, resulting from hiring additional personnel at our corporate headquarters.

          Stock-based and other compensation. For the September quarter, stock-based and other compensation expenses increased $25,000 or 212%, from $49,000 in 1998 to $104,000 in 1999. For the year to date period, stock-based and other compensation expenses decreased $17,000, or 14%, from $121,000 in 1998 to $104,000 in 1999, or 5% compared to 2% of revenue, respectively.

          Loss from operations. For the September quarter, loss from operations increased $1.1 million from income of $76,000 in 1998 to a loss of $1.0 million in 1999. For the year to date period, loss from operations increased $1.9 million, from income of $10,000 in 1998 to a loss of $1.8 million in 1999. As a percentage of revenues, our operating income/loss decreased from income of 1% in 1998 to a loss of 31% in 1999. The increase in loss from operations was a result of increased selling, general, and administrative expenses and stock-based and other compensation expenses incurred during 1999.

LIQUIDITY AND CAPITAL RESOURCES

          Our working deficit increased by $2.0 million from $693,000 at December 31, 1998, compared to $2.6 million at September 30, 1999. This increase is attributable to professional fees and other expenses we have incurred in connection with the acquisition we have consummated during 1999, increased costs incurred with the hiring of additional personnel and the note payable outstanding related to the acquisition of ITS which is due upon demand.

          At various times from July 1, 1999 through November 15, 1999 we sold 110,500 shares of our common stock for an aggregate amount of $218,000. The satisfaction of our cash requirements during 1999 and thereafter will depend in large part on our ability to successfully generate revenues from operations and raise capital to fund operations. There can, however, be no assurance that sufficient cash will be generated from operations or that unanticipated events requiring the expenditure of funds within our existing operations will not occur. In addition, we intend to continue to aggressively pursue our strategy of acquiring IT and e-commerce service companies throughout the United States. Although we will strive to structure the use of our common stock as currency to pay for potential acquisition targets, a portion or all of the purchase price may be in the form of cash. Additionally, because we intend to grow through acquisition, we may encounter competition in the marketplace for these acquisitions. This may result in an increase in the purchase price for potential acquisitions and require us to curtail or modify our acquisition program. As a result, we expect to aggressively pursue additional sources of funds, the form of which will vary depending upon prevailing market and other conditions and may include high yield financing vehicles, short or long-term borrowings or the issuance of equity securities. We cannot assure you that we will be able to obtain such funding, or if such funding is available, that it will be on favorable terms.

          On June 26, 1999, we signed a definitive purchase agreement to acquire one-hundred percent of the capital stock of Computing Concepts, Inc. ("CCI"), a New Jersey based full service value added IT firm. CCI offers a wide range of services including customized help-desk, staff augmentations in most technical areas, training and network design and implementation. Pursuant to the terms of the agreement, and in order to prevent CCI from seeking other potential acquirers, we paid a $500,000 non-refundable earnest money deposit to CCI's shareholders upon the signing of the agreement and were required to provide additional non-refundable deposits if the transaction had not been closed by August 31, 1999. On August 31, 1999, we elected not to provide the additional deposit monies. The closing of this transaction is contingent upon our ability to secure financing for this transaction. The earnest money deposit will be applied toward the purchase price of CCI in the event the transaction closes, however these monies will be non-refundable if the transaction is not completed. We are continuing negotiations to acquire CCI and are in discussions with a number of financial institutions to secure the acquisition financing. We can make no assurance that this transaction will be completed.

          On July 23, 1999, we entered into a $500,000 secured demand loan agreement (the "Line of Credit") with Bank of America. The Line of Credit is secured by our assets and the assets of our president John C. Paulsen, bears and pays interest monthly at the rate of prime plus one hundred basis points, and principal is payable on demand. As of November 15, 1999, the entire amount under the Line of Credit was outstanding, which included $100,000 reserved for a supplier under a letter of credit. As of November 15, 1999, there were no draws against the letter of credit.

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

          Additionally, we are assessing the systems of the companies we have acquired, or plan to acquire, for Year 2000 issues. We have not yet fully completed review of these systems; however, based on a preliminary review, we do not believe that significant Year 2000 issues exist at these companies.

          We will continue to assess internal non-information technology systems and external systems, including systems used by manufacturers and suppliers of computer equipment, software programs, telephone systems, and data systems, systems comprising our enterprise networks and equipment used to provide services to our clients. To date, we have not identified any Year 2000 issues with third parties which could have a material adverse effect on our business. We may identify a significant internal or external Year 2000 issue in the future which, if not remediated in a timely manner, could have a material adverse effect on our business, financial condition and results of operations.

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

Risks of Year 2000 Issues

          Based on the activities outlined above, including the assessment of the systems of the companies we have acquired, or plan to acquire, we believe we are fully compliant with Year 2000 requirements. Based on our assessments to date, we believe that we will not experience any material disruption in internal systems or information processing as a result of Year 2000 issues. However, almost all of our systems and products relating to our internal and external systems and products are manufactured or supplied by third parties which are outside of our control. Although we have taken steps that we believe should have identified potential Year 2000 issues, if some or all of our internal or external systems and products fail, or if any critical systems are overlooked or are not Year 2000 ready in a timely manner, there could be a material adverse effect on our business, financial condition and results of operation and on the price of our common stock. In addition, if a critical provider of services, such as those supplying electricity, water or other services, or a vendor or manufacturer supplying products or services sold to our clients, experiences difficulties resulting in disruption of services to us or the sale of malfunctioning products to our clients, there could be a material adverse effect on our financial condition, results of operations and the price of our common stock.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     At various times between July 1, 1999 and November 15, 1999, we issued 110,500 shares of our common stock to sophisticated investors in various transactions not involving a public offering. The sale was exempt from registration under Section 4(2) of the Securities Act. The recipients of securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. In each instance, offers and sales were made without any public solicitation. No underwriter or broker-dealer was involved in the transaction and no commission was paid. All recipients had adequate access to information about Nucleus.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     NOT APPLICABLE.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NOT APPLICABLE.

ITEM 5.   OTHER INFORMATION

     NOT APPLICABLE

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits

Exhibit No.       Description
-----------       -----------

27.1              Financial Data Schedule

     (B) Reports on Form 8-K

     On August 16, 1999, Nucleus filed a Current Report on Form 8-K relating to its merger with Young Data Systems, Inc. On August 27, 1999, Nucleus filed an amendment to such 8-K on Form 8-K/A.

     On July 28, 1999, Nucleus filed a Current Report on Form 8-K relating to its merger with Innovative Technology Solutions, Inc. On September 13, 1999, Nucleus filed an amendment to such 8-K on Form 8-K/A.

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


                                             NUCLEUS, INC.
Date:    November 15, 1999

                                             /s/   JOHN C. PAULSEN
                                             -----------------------------------
                                             John C. Paulsen, President and
                                                 Chief Executive Officer


                                             /s/   J. THEODORE HARTLEY
                                             -----------------------------------
                                             J. Theodore Hartley, Executive Vice
                                                 President and Chief Financial
                                                 Officer