Form 10KSB
period 1999-12-31
NUCLEUS INC
filed 2000-04-14
CIK 761034

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       or
          [X] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Transition period from _____ to _____

                         COMMISSION FILE NUMBER 0-14039

                                  NUCLEUS, INC.
                 (Name of small business issuer in its charter)


                NEVADA                                   11-2714721
         (State of incorporation)           (I.R.S. Employer Identification No.)

  401 NORTH MICHIGAN AVENUE, SUITE 745
          CHICAGO, ILLINOIS                                60611
(Address of principal executive offices)                 (Zip Code)

                                 (312) 683-9000
               (Registrant telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.001 PAR VALUE

     Check whether the issuer (l) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

     The issuer's revenues for its most recent fiscal year. $10,779,000.

     As of April 10, 2000, the market value of the issuer's common stock held by non-affiliates was $19,993,923.

     As of April 10, 2000, the number of outstanding shares of common stock was 11,639,141 shares.

     Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

================================================================================

                                  NUCLEUS, INC.

                                   FORM 10-KSB

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
ITEM 1    DESCRIPTION OF BUSINESS..............................................1

ITEM 2    DESCRIPTION OF PROPERTIES............................................9

ITEM 3    LEGAL PROCEEDINGS....................................................9

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................9

ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS............9

ITEM 6    MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS...............................................10

ITEM 7    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA..........................22

ITEM 8    CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE............................................23

ITEM 9    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT..........23

ITEM 10   EXECUTIVE COMPENSATION..............................................25

ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.....................26

ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................26

ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K....................................26

SIGNATURES....................................................................27

INDEX TO FINANCIAL STATEMENTS................................................F-1

EXHIBIT INDEX................................................................A-1

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     Some of the statements contained in this Form 10-KSB under the captions "Business" and "Management Discussion and Analysis of Financial Condition and Results of Operations" and in other places are "forward-looking statements." Forward-looking statements include statements that relate to our beliefs or expectations as to future events and statements that are not historical facts. When used in this Form 10-KSB, the words "anticipate," "believe," "estimate," "intend" and similar expressions generally identify forward-looking statements. Although we believe that the assumptions upon which these forward-looking statements are based on are reasonable, we cannot assure you that the assumptions will prove to be correct. Because forward-looking statements involve this risk, there are important factors that could cause actual results to differ materially and adversely from those expressed or implied by the forward-looking statements. These factors, which should be carefully considered by you, include, among other things:

     o    continuing development of our eNucleus Platform Solution services,

     o    successful build out of out distribution channels,

     o general economic and business condition, both nationally and regionally,

     o    competition,

     o    the experience level of our management team,

     o    changes in our business strategy or growth plans,

     o    our ability to integrate the businesses we have or will acquire,

     o    our ability to attract and retain qualified personnel,

     o    the availability and terms of capital to finance our operations, and

     o other factors discussed under "Management Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Operations."

                                     PART I

ITEM 1    DESCRIPTION OF BUSINESS

GENERAL

     We deliver the building blocks for e-business to middle market companies. Our eNucleus Platform Solution (eNPS) provides an integrated environment which delivers high speed Internet transport, licensed e-business enabling software and hosting.

     We concentrate our marketing efforts on middle market companies. These companies are migrating to Internet-based business models and, due to size and budget constraints, rely heavily upon outsourcing to satisfy their requirements. We work with our clients in identifying how effective deployment of Internet-based technology can have the maximum impact on executing business strategies and optimizing core business processes. We market our services at the local level and cultivate long-term relationships with our clients.

     We are pursuing an aggressive strategy to deliver our products and services on a national scale. We acquired five companies in 1999 to increase our revenue and geographic presence, expanding from one to five operating locations. The primary services offered by these businesses include traditional IT solutions including client premise equipment sales. These initial acquisitions have provided us with a client base, a sales force and an operating framework and infrastructure. During February 2000, these businesses began offering our eNPS services on an integrated basis. We may acquire other companies to augment our eNPS services.

     We have 52 employees operating out of six locations in Illinois, Colorado, Washington and Oregon. We are headquartered in Chicago, Illinois. Our common stock is publicly traded on the OTC Bulletin Board under the symbol NCLS.

     Our principal executive offices are located at 401 North Michigan Avenue, Suite 745, Chicago, Illinois 60611, and our telephone number is (312) 683-9000.

PROPOSED ACQUISITION

     We are currently negotiating the acquisition of WebNet.com, Inc. WebNet is an Atlanta-based provider of dedicated Internet access and hosting solutions to middle market companies. As acquisition consideration, we have proposed to issue 661,000 shares of our common stock to WebNet's shareholders and an additional 300,000 shares if the WebNet operation meets certain revenue targets. If closed, the WebNet operation will serve as the foundation for the expansion of our Atlanta branch. We expect to close the WebNet acquisition in the second quarter of 2000.

     During March 2000, we agreed to lease 39,000 square feet of office and data center space located in Atlanta, Georgia. Approximately 27,000 square feet of this space will be served as a platform to initiate our network and hosting operations, with the remainder of the space being utilized by the sales and marketing operations of our Atlanta branch. The monthly cost of the lease approximates $30,000, with escalation features. The lease expires in 2007.

BUSINESS DEVELOPMENT

     Nucleus began business operations in 1984 in Colorado Springs, Colorado, as a provider of computer systems and componentry. We adopted the name Nucleus, Inc. in December 1998 and reorganized in April 1999 when Nucleus merged with Nucleus Holding Corporation, a privately-held Illinois corporation based in Chicago, Illinois. At that time, we installed a new management team and formulated new goals and operating strategies. We now maintain our headquarters in Chicago.

     During 1999, we have acquired five IT service providers. These businesses form the platform for delivering our eNPS services. The businesses we acquired include:

     o Innovative Technology Solutions, Inc. ITS was a provider of multifaceted technology solutions to middle market companies throughout the Pacific Northwest. The key areas in which ITS offered technical solutions included client premise equipment, strategic IT consulting, project services and network installation and support services. ITS maintained its primary offices in Seattle, Washington, with additional offices in Portland, Oregon and Spokane, Washington.

     o Nucleus, Inc. Nucleus, which included Nucleus Holding on a combined basis, provided desktop and PC trouble-shooting and help desk services and marketed computers and peripherals mainly in Chicago. Nucleus also provided cellular and land-line long distance telecommunication, website development and Internet access services.

     o Telos Distributing, Inc. Telos, operating out of Denver, Colorado, conducted business under the name EDW Computers. EDW designed, configured and integrated computer networks for small and middle market companies.

     o Young Data Systems. YDS, based in Orland Park, Illinois, custom designed and assembled computer networks and provided cabling, equipment and network configuration for its clients. YDS also provided small businesses with accounting and finance solutions, including software, training and support.

     o Comp Pro Computers. Comp Pro, located in Palos Heights, Illinois, was a professional services firm providing computer maintenance and upgrade services. Comp Pro also designed and installed network systems for small and middle market companies.

BUSINESS STRATEGY

     We believe the evolution of the Internet as a cost effective and efficient medium to deploy mission critical applications presents our current and potential clients with an opportunity to improve core business processes, strengthen relationships with clients and suppliers and broaden their market reach. Through our eNPS services, we provide our customers with comprehensive Internet-based technology solutions to capitalize on this opportunity. The principal components of our business strategy are:

     o Create value for our customers. We are focused on delivering Internet-based solutions to help our clients reduce costs, shorten product and service cycle times and increase revenues. We believe these companies will outsource this work to technology partners such as Nucleus whose core competency is Internet-related technologies.

     o Provide leading-edge Internet services. We are focused on offering our clients a comprehensive Internet-based technology solution that includes Internet-enabled applications, hosting and connectivity as opposed to technology solutions tied to traditional legacy systems. Internet systems are more efficient, cost effective and offer greater reach. We intend to enhance the skill sets of our professionals and add leading edge technologies that allow us to deliver valuable solutions, lower our clients' cost of technology, reduce technological obsolescence and increase competitiveness.

     o Expand through strategic acquisitions. We have acquired, and on a selective basis may seek to acquire, complementary Internet and IT service companies. IT service firms serving middle market businesses have traditionally functioned as outsourced IT departments for their clients. They have a skilled employment set, a strong and loyal client base, and significant influence over their client's technology purchase decisions. Our initial acquisitions have provided us with an operating framework and infrastructure. We intend to focus any additional acquisition efforts on companies offering higher margin technology and Internet-based consulting services.

          In addition to acquisitions, we may seek to form strategic relationships with business partners to share technical and industry knowledge and pursue joint marketing opportunities. These relationships may provide access to training, product support and new technologies.

     o Leverage our client base. IT service firms serving middle market companies, including the companies we have acquired, have historically focused on providing limited products and services to their client base. These products and services include systems development and integration services, computer maintenance and upgrade service, long distance service, Internet access, or computer and peripheral equipment. We intend to complement these fragmented product and service offerings by concentrating our sales efforts on providing our eNPS services.

     o Achieve economies of scale by combining corporate, administrative and marketing functions. We expect to improve our operating performance by combining corporate, administrative and marketing functions and leveraging certain scale economies with regard to the companies we have acquired or will acquire. We believe we can achieve reductions in cost of goods, business and liability insurance, and employee benefits among our companies. We also expect to realize additional operating efficiencies by combining certain corporate, administrative, client service, and other support functions.

     o Create an attractive work culture. We seek to employ highly skilled, educated, and motivated professionals. Our employees will be incented through stock ownership and stock option programs. We intend to create a culture that fosters creativity, individuality and a shared sense of purpose in a positive workplace. We want to be perceived as an aggressive, cutting-edge and growth-oriented organization dedicated to delivering significant value to our clients.

MARKET OPPORTUNITY

     Demand for the basic tools of the Internet--infrastructure, access and hosting--is increasing dramatically. According to Morgan Stanley Dean Witter, total Internet infrastructure spending is expected to grow from $19 billion in 1999 to $69 billion by 2003. Banc Boston Robertson Stephens expects Internet access and hosting revenue to grow from $15 billion in 2000 to $36 billion in 2001.

     Our target market customer does not employ a skill set to design and/or integrate a strategy that will enable their core systems to leverage the Internet. We believe these companies will actively seek assistance to create and maintain effective, scalable, and secure Internet solutions.

     We believe trends within our target market offer an attractive growth opportunity for us because we focus on providing turnkey Internet-based solutions. These trends include:

     o Dependence on the digital economy. Businesses of all sizes have become dependent on technology to drive mission-critical business processes. We believe middle market companies will rely more and more on information and transaction systems functioning across diverse geographic locations. The Internet offers businesses a faster and lower cost alternative to traditional IT systems.

     o Outsourced technology. As technology becomes more complex and pervasive, our target market will rely on service providers to create and integrate scalable information, communication and operating systems, enabling them to concentrate on their core competencies.

     o Converging technologies. Data, telephony, video, Internet, software and hardware are being integrated into unified and seamless systems. Our customers are increasingly seeking an integrated technology solution.

     o Single source for e-business solutions. Middle market companies are frustrated with contracting and managing multiple vendors in the implementation of their digital platform. Businesses have a strong preference for Internet and IT service providers that can offer one-stop services.

ENUCLEUS EBUSINESS NETWORK

     We believe that middle market companies will actively seek a solution that integrates traditional computer and communication platforms in order to consolidate capacity to increase bandwidth, decrease cost and increase operating efficiencies. A typical office environment currently requires the use of a variety of independent, underutilized network connections--with each supported by a dedicated infrastructure.

     We plan to consolidate these network architectures into one of the first fully functional national voice, video and data IP networks. Our eNucleus eBusiness Network (eBN) will deliver a single expandable network connection attaching clients to a fully integrated platform delivering voice, video and data communications over the Internet. Local, long distance and private line service will also be included.

     Network traffic will be delivered to our switching point-of-presence (PoP) sites for Internet or local and long distance network routing as necessary. We also plan to incorporate additional licensed software applications into our eBN to deliver a turnkey plug and play ebusiness enabling solution.

     We believe businesses will require a high level of bandwidth in terms of equipment investment and personnel resources. We believe middle market companies will actively seek an avenue to access and capitalize on the advantages offered by the digital economy. We are developing our eBN to fill this void.

ENUCLEUS PLATFORM SOLUTION

     Our eNucleus Platform Solution (eNPS) provides an integrated environment, which delivers high speed Internet transport, licensed e-business enabling software and a secure hosting environment. The Internet, IT, software and telecommunications industries continue to evolve as the needs of businesses change. Leveraging technology has become critical for businesses to remain competitive. We offer tailored Internet solutions designed to enable our clients to migrate their business processes to an Internet-based solutions platform. The eNPS is built on speed, security, scalability, redundancy, reliability, optimization and performance.

eBOA

     The process for discovering, defining, understanding and internalizing our client's e-business "vision" begins with an eBusiness Opportunity Assessment
(eBOA). Our consultants meet a potential client's management, key employees, and key customers and suppliers to understand business goals, strategies, processes, infrastructure, best practices of the market and of the client, and how well the client is serving their markets and customers. From this analysis, we deliver an eBOA which includes a high level project plan outlining the quantifiable and measurable results to be achieved through the implementation of our eNPS, the timeline for implementation, and the budget. We also assist in implementing the plan by dedicating project managers and engineers to execute the plan.

eNucleus Solution Centers

     The eNucleus Solution Centers (eNSC) are the physical Nucleus locations and facilities that provide the integrated environment to deliver our products and services. Strategically located, the eNSC houses the PoP communications equipment to deliver high speed internet transport, the network operations center, the managed server environment, security services and the third party application software for eSuite. Additionally, the facility houses our regional sales professionals, consultants, project managers and engineers.

High Speed Internet Transport

     Our eNPS connectivity products and services are comprised of the following:

     o Connectivity. Our engineers perform comprehensive telecommunications and access needs analyses to determine the state of a potential client's current system and make recommendations and implement local loop connectivity that ensures that our clients have the best product for their needs. This approach enables us to present our customers with cost-effective and creative packages and services.

     o eBusiness Network Internet access and routing (eBN). The current Internet architecture was not designed for today's level of traffic flows. It is at the interconnection points where downloads can grind to a halt or be lost entirely--resulting in slow, unreliable performance for the end user. Fundamental scaling flaws in the design of the Internet can typically cause latency and data packet loss at the interconnection points between backbone providers. These scaling flaws include routing inefficiencies, lack of adequate network technology, distributed management of public network access points
          (NAPs), and lack of economic settlement between network providers (peering is free).

     Nucleus has partnered with InterNAP to alleviate these congestion problems. InterNAP's proprietary routing techniques are integrated into the eNPS to optimize Internet traffic flow and local network peering points. Our customers can bypass the traffic congestion resident on today's Internet by capitalizing on private network access points (P-NAPs(trademark)). The P-NAP(trademark) largely bypasses the public network access points, and private peering points, used by most access providers--sending a customer's voice, video and data along the shortest, most direct path across the Internet. Connecting through P-NAPs(trademark) allows customers to have their data optimally routed to and from destinations on the Internet in a manner that minimizes the use of congested public network access points and private peering points. This optimal routing of data traffic over the multiplicity of networks that comprise the Internet enables higher transmission speed, lower instances of packet loss and greater quality of service.

Hosting

     Nucleus offers web, database and application hosting capacity that's scalable in every key dimension--network bandwidth, storage volume, transactions processed per second and more--to meet our clients' needs today and tomorrow. This solution enables our customers to focus on core competencies, instead of being distracted by maintaining IT environments.

     o Dedicated web hosting--This service is a comprehensive hosting solution offering powerful connectivity and infrastructure with a wide range of solutions that expand as requirements grow. We provide scalable web servers and a selection of dedicated services for web hosting requirements.

     o Database hosting--While some enterprises prefer hands-on management of their server installations, others prefer to entrust such management tasks to a trusted third party, allowing them to focus their efforts on developing content. We provide "turnkey" database hosting services for content support. Our database hosting is a comprehensive database service providing high availability solutions and a broad range of management services.

     o Application hosting--e-businesses differentiate their companies and their products with customized applications that support mission critical business processes for their customers and business partners. We offer flex application hosting service for our clients' applications.

     o Co-location hosting--We deliver co-location hosting services to customers requiring a unique platform or a combination of custom hosting services. Customers are able to take advantage of these services by placing a portion or all of their systems within Intel's hosting facilities, residing at Intel's new IDS-01 Internet service centers in Santa Clara, California. This center meets all the criteria of the Class A Internet service center concept by delivering state-of-the art reliability, ironclad security, scalable capacity and exacting control. These facilities were designed specifically around web technologies and for web hosting applications.

eSuite

     We are in the process of developing our Application Services Provider (ASP) business model. Through strategic partnerships with independent software vendors and implementation partners, we intend to offer licensed e-business enabling application software on an outsourced or "rental" basis to our target clients for whom the initial license fee for mission critical application software is prohibitive. Through our pre-packaged "eSuite" offering, our clients can access their software applications over the web via a browser instead of operating and maintaining them on their own systems. Forrester Research, Cambridge, Mass., estimates ASP spending for companies with less than 1,000 employees will grow from $878 million in 1999 to over $10 billion in the year 2003.

     We intend to offer our ASP clients a full application suite with a number of alternatives, depending on functionality needed, in each application area. Applications will generally fall into eight main areas:

     o    e-commerce,
     o    enterprise resource planning,
     o    procurement,
     o    customer relationship management,
     o    project management,
     o    human resources,
     o    email, and
     o    bundled office suites (word processing, spreadsheets, etc.)

Client Premise Equipment

     Our staff performs on-site evaluations of Internet infrastructure and networking requirements. This process assesses a potential client's operating environment, organizational readiness, and provides customers with a high-level implementation plan, including timeline and budget, for implementing the proposed environment. We assist in implementing the plan through provisioning the infrastructure and network componentry.

CLIENTS

     Our clients include middle market companies utilizing Internet and IT services. We focus on businesses that typically spend 1% to 2% of annual revenues on IT budgets. For the year ended December 31, 1999, our top 10 clients accounted for $5.9 million or approximately 50% of our revenues. Our largest client accounted for 30% of our revenues in 1999. We believe our relationships with our ten largest clients to be good.

SALES AND MARKETING

     Our target market of companies with annual revenue between $10 million and $500 million represents approximately 150,000 organizations across the United States. Our profile client employs between 25 and 1,000 employees, has multiple locations, and is in the manufacturing/distribution, insurance, legal, real estate, healthcare, financial services or professional services industry.

     We have established sales and professional services teams in four major metropolitan areas; Chicago, Seattle, Denver and Atlanta. We intend to aggressively expand our geographic presence over the next two years to include San Francisco, San Jose, Los Angeles, Orange County and San Diego, California; Dallas, Texas; Philadelphia, Pennsylvania; Boston, Massachusetts; Baltimore, Maryland; and Washington, D.C.

     Our sales and marketing efforts are dedicated to increasing the awareness of our Internet-based solution opportunity and the Nucleus brand. We are implementing a brand development program designed to portray us as a national company with a local presence that can provide an integrated, single source solution.

     Through our direct sales force we market and sell our services to clients. We focus our sales and marketing efforts around the following principal goals:

     o    Expand existing sales and marketing efforts at the local level,

     o    Cross-sell complementary capabilities across our client base, and

     o Establish Nucleus as a nationally recognized provider of ebusiness environments.

     Our sales and marketing group consists of 11 professionals. Senior management of our regional operations have historically been the primary sales and marketing leaders for those markets and will continue in this role. We intend to add sales and marketing personnel to assist senior management in increasing the number of new clients and the amount of business generated from existing clients. We employ a team selling approach, whereby our account executives partner with management to identify prospects, conduct sales and manage client relationships. Our account executives work extensively with our consultants to understand the clients business, analyze operations, assess needs and deliver the most appropriate solution. Due to the strategic nature of our engagements we typically partner with the senior business and technical management personnel of our current and potential clients.

     We intend to use a mix of programs to deliver our message and create a demand for our products and services. Marketing programs will include:

     o Public relations -- leveraging the experience and reputation of our senior management team in pursuing public relations opportunities, speaking engagements and Nucleus-sponsored event management.

     o Central lead management programs -- generated by national advertising programs in industry specific publications and general public media,

     o Regional awareness programs -- in which corporate templates are personalized for local offices and multiple forms of media, including direct mail and radio advertising, are utilized to drive demand directly to that office,

     o Nucleus marketing materials -- a collection of marketing and sales materials to be used by account executives in their business generation efforts. These materials include brochures, reprints of articles, fact sheets, white papers, client success stories, PR handbooks, business development guides and client presentation templates and technologies, and

     We intend to implement marketing and advertising campaigns that reinforce our message and position Nucleus as a leading provider of Internet-based technology solutions to middle market companies. We believe that these efforts will help us obtain new clients, retain current clients and attract new employees.

COMPETITION

     The market for IT services and Internet-based technology solutions is intensely competitive, rapidly evolving and subject to rapid technological change. We expect competition to persist, intensify and increase in the future. Competition in this space can be divided into four specific categories:

     o    Internet access and bandwidth
               UUNet, Qwest, AT&T, Sprint, Cable & Wireless, Exodus, Global Center, PSINet, Mindspring, Level 3, Broadwing, traditional ISP's

     o    Professional services
               IBM, CSC, Big Five, Tier Two Consulting, Regional and Local Professional Services Organizations

     o    Hosting
               Shared server hosting
                    Verio, Concentric, Earthlink, AT&T, UUNet, IBM, Qwest
               Dedicated server hosting
                    GTE, IBM, Digix, UUNet, Qwest, Exodus, Global Center, AT&T
               Co-location
                    Exodus, Global Center, UUNet, PSINet, Qwest, IBM, AT&T, Dell, Mindspring

     o    Application services providers
               USInternetworking, Breakaway Solutions, Interliant, Pandesic,
               Corio

     We believe that the principal competitive factors in our market are single source, strategic expertise, technical knowledge, creative skills, brand recognition, reliability of the delivered solution, client service and price. Most of our current and potential competitors have longer operating histories, larger installed client bases, longer relationships with clients and significantly greater financial, technical, marketing and public relations resources than us and could decide at any time to increase their resource commitments to our market. In addition, the market for Internet solutions is relatively new and subject to continuing definition, and, as a result, the core business of certain of our competitors may better position them to compete in this market as it matures. Competition of the type described above could materially adversely affect our ability to realize our goals.

     There are relatively low barriers to entry into our business. There can be no assurance that existing or future competitors will not develop or offer services that provide significant performance, price, creative or other advantages over those offered by us, which could have a material adverse effect on our business, results of operations and financial condition.

HUMAN RESOURCES

     Our success depends in large part upon our ability to attract, develop, motivate and retain highly skilled technical employees. Qualified technical consultants and employees are in great demand and are likely to remain a limited resource for the foreseeable future. We cannot assure you that Nucleus will be able to recruit or retain the technical personnel necessary to execute our business and growth strategy.

     Hiring is conducted at the local level through our regional consulting offices. We maintain a formal recruiting function within our corporate offices. Interviewees are typically screened by our senior management at our regional locations.

     As incentive for our employees, we plan to issue options to our employees under our stock plans. In addition to incentive programs, we plan to maintain an environment that fosters creativity and recognizes technical excellence.

EMPLOYEES

     We employ 52 employees, of whom approximately 15 are engineering personnel. None of our employees is represented by a collective bargaining agreement. Although most consultants are employees, we do engage consultants as independent contractors from time to time. We consider our relationships with our employees to be good.

ITEM 2    DESCRIPTION OF PROPERTIES

     Nucleus' executive offices are located in a 7,000 square foot leased facility in Chicago, Illinois. In addition to our headquarters, as of April 10, 2000 we lease other offices and operating facilities as follows:


         LOCATION                   SQ. FT.      TYPE
         --------                   -------      ----

         Denver, Colorado            5,600       Branch office

         Seattle, Washington         2,300       Branch office

         Portland, Oregon            2,300       Branch office

         Spokane, Washington         1,400       Branch office

         Atlanta, Georgia           39,000       Branch office and data facility

     The leases for our facilities expire at various times between 2000 and 2007.

ITEM 3    LEGAL PROCEEDINGS

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

                                     PART II

ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     The following table sets forth, for the periods indicated, the range of high and low bid quotations per share of common stock as reported by NASD on the OTC Bulletin Board. Our common stock trades under the symbol NCLS. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. Prior to December 8, 1999, Nucleus, Inc. was known as American General Ventures, Inc. and traded under the symbol AMGV.

                                                        COMMON STOCK
                                                   -----------------------
PERIOD                                             LOW BID        HIGH BID
------                                             -------        --------
1998
   1st Quarter...............................     $1.25000        $3.43750
   2nd Quarter...............................      1.25000         5.40000
   3rd Quarter...............................      1.87500         4.60000
   4th Quarter...............................      0.62500         2.70000
1999
   1st Quarter...............................      0.62500         0.68750
   2nd Quarter...............................      0.62500         4.75000
   3rd Quarter...............................      2.00000         4.37500
   4th Quarter...............................      2.37500         4.28125
2000
   1st Quarter (through April 10, 2000)......      2.56250         5.12500

     The approximate number of record holders of our common stock on December 31, 1999 was 1,310.

     We have paid no dividends on our common stock. There are no contractual restrictions on our ability to pay dividends. We have not had earnings that indicate an ability to pay cash dividends. We do not expect to pay dividends in the foreseeable future.

     Recent Sales of Unregistered Securities. We made the following sales of unregistered securities during the year ended December 31, 1999:

     On June 2, 1999, we issued 696,667 shares of common stock and 348,333 warrants to purchase common stock to sophisticated investors in a transaction not involving a public offering for an aggregate amount of $1,045,000. The sale was exempt from registration under Section 4(2) of the Securities Act. The recipients of securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. In each instance, offers and sales were made without any public solicitation. The securities were placed with the services of a broker-dealer, which was paid a cash fee equal to 10% of the offering amount. All recipients had adequate access to information about Nucleus. All of these shares and warrants have registration rights.

     In various transactions, not involving public offerings, between April 15, 1999 and December 31, 1999, we issued 897,668 shares of our common stock and 124,999 warrants to purchase common stock to sophisticated investors for an aggregate amount of $1,406,000. The sales were exempt from registration under
Section 4(2) of the Securities Act. The recipients of securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. In each instance, offers and sales were made without any public solicitation. No underwriter or broker-dealer was involved in the transactions and no commissions were paid. All recipients had adequate access to information about Nucleus. Of the shares and warrants issued, 375,000 of them have registration rights.

     At various times from April 15, 1999 through June 30, 1999, we issued 6,877,942 shares of our common stock to sophisticated investors to consummate our merger with Nucleus Holding and our acquisitions of ITS, Telos, YDS and Comp-Pro.

     At various times from April 15, 1999 through December 31, 1999, Mr. Paulsen, our President and Chief Executive Officer, sold 327,500 shares of common stock at prices ranging from $1.00 to $2.00 per share to sophisticated investors in private resale transactions not involving a public offering.

ITEM 6 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements of Nucleus appearing later in this Form 10-KSB. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under the caption "-- Factors Affecting Future Results."

INTRODUCTION

     We deliver the digital building blocks for businesses to conduct electronic commerce over the Internet. Our eNucleus Platform Solution (eNPS) provides an integrated environment which delivers high speed Internet transport, licensed e-business enabling software and web hosting.

     We presently earn revenues from the following product and service offerings: managed services, professional services, and client premise equipment.

     We recognize revenue for managed and professional services as services are performed. Clients are billed over the course of an engagement at an hourly rate or on a recurring fixed-price basis. Billable rates vary by the service provided and geographical region and typically range from $75 to $275 per hour for professional services and $100 to $50,000 per month for managed services.

     Client premise equipment revenue is recognized upon shipment of equipment. Our current strategy is centered on selling higher margin computer equipment and infrastructure which is more strategic to our customer's ability to leverage the Internet.

     Client premise equipment comprised 82% and 24% of our revenue for fiscal 1999 and 1998, respectively. ITS, acquired in 1999, has historically operated as a reseller of computer equipment. During February 2000, ITS sales personnel began marketing our eNPS services.

     Cost of revenues includes the costs of services and material directly related to the revenues, including direct labor and benefits, subcontracted labor or other outside services, and other direct costs associated with revenues, as well as an allocation of certain indirect costs, including the cost to purchase computer and network equipment sold to clients.

     Operating expenses consist primarily of salaries, commissions, and benefits for our marketing, sales and support personnel, advertising costs, consultants' fees, provision for doubtful accounts and other miscellaneous expenses.

     Depreciation and amortization expense consists primarily of the amortization of intangible assets recorded in connection with our acquisitions and depreciation of our fixed assets. We expect these expenses to increase in the future due to our plans to invest significant capital to expand our network.

EXPANSION

     We are pursuing an aggressive strategy to deliver our products and services on a national scale. We initiated our growth strategy by acquiring five companies in 1999 to decrease our time to market and increase our revenue and geographic presence, expanding from one to six operating locations. These initial acquisitions provided us with an installed client base, a highly motivated sales force and an operating framework and infrastructure. Beginning in February 2000, these businesses began offering our eNPS services on an integrated basis. We intend to extend sales of our eNPS services into the client base we obtained through our acquisitions. Additionally, we intend to foster the local and regional relationships developed by management of our acquired businesses into potential sales opportunities within our current product and sales mix.

     Our growth strategy in the future will be primarily based on expanding our internal capabilities through the additional hiring of personnel, by aggressively expanding sales into our existing customer base and by penetrating new customers. We expect to complement our internal growth by continuing to evaluate acquisition opportunities whose higher margin service offerings can complement our existing products and services and enable us to offer a more comprehensive range of Internet-based technology solutions to our clients.

     The following table sets forth our results of operations for the periods indicated.

                                             YEAR ENDED DECEMBER 31,
                                -----------------------------------------------
                                     1998                    1999
                                -------------            ------------

Revenue .....................   $  3,574,572    100.0%   $ 10,779,272    100.0%
Cost of revenue .............     (2,517,157)    70.4      (9,277,919)    86.1
                                ------------    -----    ------------    -----
Gross profit ................      1,057,415     29.6       1,501,353     13.9

Operating expenses ..........     (1,384,646)    38.7      (5,346,859)    49.6
Stock based compensation ....
 expense ....................       (189,700)     5.3      (1,291,561)    12.0
Depreciation and amortization
 expense ....................        (28,645)     0.8        (724,582)     6.7
                                ------------    -----    ------------    -----
Operating loss ..............       (545,576)    15.3      (5,861,649)    54.4

Interest expense ............        (13,902)     0.4        (529,627)     4.9
Other income ................        110,953      3.1              --       --
                                ------------    -----    ------------    -----

Net loss ....................   $   (448,525)   (12.5%)  $ (6,391,276)   (59.3%)
                                ============             ============

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

     Revenues. Revenues increased approximately $7.2 million, or 294%, from $3.6 million in 1998 to $10.8 million in 1999. As a percentage of revenue, 14% and 74% was derived from managed services, 4% and 2% was derived from professional services and 82% and 24% was derived from client premise equipment for 1999 and 1998, respectively. This increase was attributable to additional revenue resulting from increased sales forces of the acquired companies. Client premise equipment would comprise 42% of revenue in 1999 if we excluded ITS' revenue.

     Cost of revenues. Cost of revenues increased approximately $6.8 million, or 270%, from $2.5 million in 1998 to $9.3 million in 1999. As a percentage of revenues, cost of revenues increased from 70.4% during 1998 to 86.1% in 1999. These increases are due to increasing sales volume from client premise equipment which has lower margins than other service offerings. Cost of revenue as a percent of revenue would be only 74% of revenue in 1999 if we excluded ITS' revenue and related cost of revenues.

     Operating expenses. Operating expenses increased $3.9 million or 279%, from $1.4 million in 1998 to $5.3 million in 1999. Operating expenses as a percentage of revenue increased from 38.7% in 1998 to 49.6% in 1999. Operating expenses associated with companies acquired in 1999 totaled $1.6 million. Also included in operating expenses is $500,000 which we wrote off related to the CCI transaction discussed below. The remaining increase was incurred as part of our growth strategy in 1999. We increased our employee base, back office support, and added key executive management to support the growth of the business. We expect that our growth strategy will continue to require significant sales and marketing activities, including an expansion of our sales force and further development of brand name recognition. In addition, we will continue to build our personnel base to support our growth strategy in the rapidly evolving industry of managed services. As a result, we believe that our selling, general and administrative expenses will continue to increase in the future.

     Stock based compensation expense. Stock based compensation expense increased $1.1 million, from $190,000 in 1998 to $1.3 million in 1999. During 1999, we granted stock warrants to attract and retain employees and consultants. The majority of these options and warrants vest over a three-year period. As a result, we recorded approximately $1.2 million in non-cash compensation charges and expect to continue to record such charges in future periods until the compensation associated with these charges have been fully amortized.

     Depreciation and amortization expense. Depreciation and amortization expense increased $696,000 from $29,000 in 1998 to $725,000 in 1999. The increase was a result of $673,000 in amortization expense associated with intangibles recorded in connection with our acquired companies.

     Interest Expense. Interest expense increased $516,000, from $14,000 in 1998 to $530,000 in 1999. The increase includes a $275,000 interest expense charge we incurred when we elected to extend the ITS note payable as discussed below under "--Liquidity and Capital Resources."

     Net Loss. Net loss increased $5.9 million, from $449,000 in 1998 to $6.4 million in 1999. As more fully discussed above, the increased net loss is attributable to growth strategy costs in excess of current period revenues, amortization associated with our acquisitions and noncash stock based compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

     We have used our cash that has been funded by permanent cash contributions to capital in our operating and investing activities. Such contributions amounted to $2.3 million and $75,000 in 1999 and 1998, respectively.

     Net cash used in operating activities during 1999 totaled $2.6 million and was primarily the result of operating losses. During 1998, operating activities generated $312,000 of cash.

     During 1999, investing activities provided $66,000 in cash as a result of receiving $169,000 from acquisitions net of cash paid. Net cash used for investing activities in 1998 was $26,000 for purchases of fixed assets.

     Although we have plans to invest significantly in property and equipment, we have no material commitments for such items at this time. We anticipate we will have significant cash requirements for several years as we expand our network, increase our employee base to support our expanding operations and invest in our sales and marketing organization.

     At various times between April 15, 1999 and December 31, 1999, we issued approximately 1,594,335 shares of our common stock and approximately 473,000 warrants to purchase our common stock for $2.45 million. As of December 31, 1999, none of the warrants had been exercised.

     The satisfaction of our cash requirements hereafter will depend in large part on our ability to successfully generate revenues from operations and raise capital to fund operations. There can, however, be no assurance that sufficient cash will be generated from operations or that unanticipated events requiring the expenditure of funds within our existing operations will not occur. In addition, because we intend to continue to aggressively expand our operations internally and through potential acquisitions, we may encounter competition in the marketplace. This may result in an increase in the amount of salary or stock options we will be required to provide to potential employees or an increase in the purchase price for potential acquisitions. As a result, we expect to aggressively pursue additional sources of funds, the form of which will vary depending upon prevailing market and other conditions and may include high-yield financing vehicles, short or long-term borrowings or the issuance of equity securities. We cannot assure you that we will be able to obtain such funding, or if such funding is available, that it will be on favorable terms.

     Effective June 30, 1999, in connection with the acquisition of ITS, we issued 1,000,000 shares of our common stock and a $1,000,000 subordinated note. The note bears interest at the rate of prime plus one percent, and is secured by 375,000 shares of the common stock owned by our President and Chief Executive Officer, John C. Paulsen. The note, which was originally due on October 8, 1999, was extended by ITS shareholders in consideration for 100,000 additional shares of our common stock. The note is due on June 30, 2000. We retired $600,000 out of the bridge financing discussed below.

     On June 26, 1999, we signed a definitive purchase agreement to acquire one-hundred percent of the capital stock of Computing Concepts, Inc. (CCI), a New Jersey based full service value added IT firm. CCI offers customized help-desk, staff augmentations in most technical areas, training and network design and implementation. Pursuant to the terms of the agreement, and in order to prevent CCI from seeking other potential acquirers, we paid a $500,000 non-refundable earnest money deposit to CCI's shareholders upon the signing of the agreement and were required to provide additional non-refundable deposits if the transaction had not been closed by August 31, 1999. On August 31, 1999, we elected not to provide the additional deposit monies. Although we continued negotiations to acquire CCI subsequent to August 31, 1999, we were unable to secure the financing needed for the acquisition and were unable to restructure the terms of the transaction with CCI's shareholders. As a result, we ended acquisition discussions and expensed the non-refundable deposit.

     On July 23, 1999, we entered into a $500,000 secured demand loan agreement with Bank of America. The line of credit is secured by our assets and the assets of Mr. Paulsen, bears interest monthly at the rate of prime plus one hundred basis points, and principal is payable on demand. As of December 31, 1999, the entire amount under the line of credit was outstanding.

     On March 12, 1999, ITS entered into an agreement with NationsCredit Distribution Finance to provide for the financing of inventory purchases. Payments related to the NationsCredit agreement were guaranteed by the personal assets of the former shareholders of ITS. On January 14, 2000, NationsCredit notified us that we were in default in the payment of approximately $400,000 pursuant to the NationsCredit agreement. We have repaid the entire outstanding balance under the NationsCredit agreement from proceeds of the bridge financing.

     On January 24, 2000, we engaged Roth Capital Partners (formerly Cruttenden Roth Incorporated) to privately place senior bridge notes. The notes provide for repayment 120 days from the date of issuance, together with interest of 12% per annum payable in cash on a monthly basis. We may elect to extend the maturity date of the notes for another 120 days by providing an extension fee to the note investors. The note investors received common stock equal to 100% of the principal amount of the notes based on the 21-day average bid price of our common stock prior to the funding date. If we raise additional equity capital prior to the maturity date of the notes, the note investors may convert their notes into permanent equity at the price per share for which such equity is sold or at the conversion or exercise price per share if convertible securities or warrants are sold. We concluded this transaction on March 21, 2000 by raising $6.1 million, for which 1,692,172 shares of common stock have been issued.

     Roth Capital Partners received a cash fee of 10.0% of the senior bridge loan amount and a 5-year warrant to purchase common stock comprising 10.0% of the proceeds of the bridge financing at an exercise price equal to the market price of our common stock on the date of closing of the bridge financing. Pursuant to the terms of the notes, we paid Roth Capital Partners $610,400 and issued them approximately 170,000 warrants with an exercise price of $3.625 per share. We have also agreed to engage Roth Capital in connection with future private or public capital raising activities, for which we have negotiated fees payable upon the closing of any such financings.

     During January and February 2000, we made net working capital advances totaling $266,000 to certain creditors of SJI Corporation, which had entered into merger discussions with us. On March 20, we notified SJI of our intent to discontinue merger negotiations and demanded repayment of the advances. As of April 10, 2000, $23,000 had been repaid.

     In connection with the proposed acquisition of WebNet, WebNet shareholders would have the right to put 60,000 shares of Nucleus common stock to us at the end of one year from the closing of the acquisition for $5.00 per share. As part of our Atlanta expansion, we also recently signed a data center lease. Monthly lease payments are $30,000, with escalation clauses. The lease expires in 2007.

     We currently have no commitments for capital expenditures and no other lines of credit upon which to borrow.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") as amended by SFAS No. 137. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

     SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. A company may also implement SFAS 133 as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS 133 cannot be applied retroactively.

     We do not expect the impact of the adoption of SFAS 133 to be material to our results of operations as we do not currently hold any derivative instruments or engage in hedging activities.

     In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides specific guidance on revenue recognition. The Company recognizes revenue based upon the provisions of SAB No. 101.

FACTORS AFFECTING FUTURE RESULTS

We are in the early stages of implementing our business plan

     We have only recently begun to execute on our business plan. We face all of the risks common to companies in their early stages of development, including:

     o    undercapitalization and uncertainty of funding sources,

     o    high initial expenditure levels and uncertain revenue streams,

     o    an unproven business model,

     o difficulties in managing operations offering different products and services in different geographic locations, and

     o    difficulties in managing growth.

     Because we commenced implementing our plan in April 1999, you have no relevant operating history upon which you can evaluate our performance or our ability to achieve our goals.

We have been sustaining losses and have an accumulated deficit

     Our revenue to date has not been sufficient to offset the expenses incurred in our business activities. We had a net loss of $6.4 million for the year ended December 31, 1999, and net loss of $449,000 for the year ended December 31, 1998, and an accumulated deficit of $9.8 million at December 31, 1999. We cannot assure you that we will ever achieve profitability.

We may be unable to manage our growth effectively

     To manage our anticipated growth, we must be able to implement and improve our operational and financial systems and train and manage an expanding employee base. Further, we must be able to manage multiple relationships among various financial institutions, investors, suppliers, strategic partners, technology distributors and other third parties. Our systems, procedures, and controls are not currently sufficient to support current or future operations. Our management team may be unable to deal with this expansion to achieve the rapid execution necessary to fully exploit the opportunities we see in our targeted market. We also cannot assure you that we will be able to successfully compete with the more extensive and well-funded operations of our competitors. We may be unable to manage growth, integrate operations effectively or achieve the rapid expansion necessary to fully exploit the market window for our services in a timely and cost-effective manner.

We have not fully integrated the businesses we have acquired

     The businesses we have acquired or will acquire have been operating as separate independent entities. We have not demonstrated that we will be able to successfully integrate the operations of these businesses or institute the necessary company-wide systems and procedures to successfully manage the combined enterprise on a profitable basis. Our core management group has been assembled only recently, and we cannot assure you that our management group will be able to successfully manage the combined entity or effectively implement our growth strategy. We may need to add members to our management group, but we are uncertain that we can attract and retain additional members of management.

     The businesses we have acquired or will acquire offer different services, utilize different capabilities and technologies and target different geographic markets and client segments. These differences increase the risk inherent in successfully completing any integration of these businesses. Further, we cannot assure you that our strategy to become a premier Internet-based technology solution company will be successful, or that our potential clients will accept us as a provider of Internet-based products and services. In addition, we cannot assure you that our operating results will match or exceed the combined individual operating results achieved by the businesses we have acquired or will acquire. Our inability to successfully integrate these businesses will have a negative effect on our financial performance and business prospects.

We may be unable to integrate businesses we acquire in the future

     We may acquire additional Internet and IT service companies. This would subject us to the risks inherent in assessing the value, strengths and weaknesses of acquisition candidates, and the operations of the acquired companies. In recent years, acquisition prices and competition for these types of companies have increased. To the extent we are unable to acquire companies in a cost-effective manner, we may be unable to expand our business.

     Growth through acquisitions also entails numerous other risks, including:

     o difficulties in assimilating the operations, personnel, products, technologies, and financial, computer, payroll and other systems of the acquired businesses,

     o diversion of resources from existing businesses, including potential distraction of our management team,

     o entering geographical and business markets in which we have little or no prior experience,

     o    unanticipated liabilities or contingencies of acquired businesses,

     o dilution to existing stockholders if we use stock to acquire businesses,

     o amortization of goodwill from acquired businesses, which will reduce our earnings per share, and

     o the potential loss of key employees or clients of the acquired businesses.

     We cannot assure you that we will be able to integrate successfully any businesses we might acquire in the future. Our failure to do so is likely to have a material adverse effect on our financial performance and on the price of our common stock.

Our quarterly operating results could vary dramatically

     Our revenues, gross profit, operating income and net income are likely to vary in the future from quarter to quarter, perhaps substantially. Factors that may affect this quarter-to-quarter variability include:

     o disruption or degradation of our network infrastructure and data centers,

     o loss of significant strategic alliances, such as with InterNAP and Intel,

     o    the short-term nature of certain client commitments,

     o fluctuations in Internet and IT spending and bandwidth used by clients,

     o    loss of a major client,

     o    seasonality that may accompany budget cycles,

     o    the timing, size and mix of service and product offerings,

     o    the timing and size of significant software sales,

     o    the timing and size of new projects,

     o    the timing and magnitude of required capital expenditures,

     o pricing changes and increases in capital expenditures in response to various competitive factors,

     o market factors affecting the availability of network interconnectivity and bandwidth for our clients and qualified technical personnel,

     o    timing and client acceptance of new service offerings,

     o changes in the trends affecting the outsourcing of Internet-based IT services,

     o additional selling, general and administrative expenses to acquire and support new business,

     o    increased levels of technological change in the industry, and

     o    general economic conditions.

     Our operating results will be affected by changes in our network charges, equipment costs and the margins we earn on reselling equipment, technical personnel billing and utilization rates. Technical personnel utilization rates may be adversely affected during periods of rapid and concentrated hiring in anticipation of future revenues. Gross margin may also be adversely affected if we are required to use contract personnel rather than our personnel to complete certain assignments. Operating results may also be materially and adversely affected by the cost, timing and other effects of acquisitions.

     In addition, we may enter into project-based contracts that are terminable by the client with limited notice, such as within 60 days, and without significant penalty. The cancellation or significant reduction in the scope of any large project could have a material adverse effect on our revenues and operating profits. We may undertake projects billed on a fixed-price basis. The cancellation of one or more significant contracts or our failure to complete fixed-bid projects within budget would expose us to risks associated with cost overruns, which could negatively impact our financial performance.

Network and data center failures could lead to significant costs

     We must protect our network and data center infrastructure and equipment against damage from human error, physical or electronic security breaches, power loss and other facility failures, fire, earthquake, flood, telecommunications failure, sabotage, vandalism and similar events. Despite precautions, a natural disaster, security breach or other unanticipated problems at one or more of our telecommunication switches, POP connections or data centers could result in interruptions in our services or significant damage to our equipment. In addition, failure of any of our telecommunication or data providers, such as InterNAP or Intel, to provide consistent communications and data capacity could result in interruptions in our services. Any damage to or failure of our systems or service providers could result in reductions in, or terminations of, services supplied to our clients, which could have a material adverse effect on our business. We may experience interruptions in specific circuits within our network resulting from events outside our control, which could lead to short-term degradation in the level of performance of our network.

Client satisfaction with our services is critical to our success

     Our clients demand a very high level of service. Our clients generally require service on a 24 hours per day, seven days per week basis. If we incur significant service level commitment obligations in connection with system downtime, our liability insurance may not be adequate to cover these expenses. If we do not meet required service levels, we may have to provide credits to our clients, which could significantly reduce our revenues. As clients outsource more mission-critical operations to us, we are subject to increased liability claims and client dissatisfaction if our systems fail or our clients otherwise become unsatisfied. In the event of any resulting harm to clients, we could be held liable for damages. Awards for such damages might exceed our liability insurance by an unknown but significant amount and could seriously harm our business.

Our ability to implement and expand our network is unproven and will require substantial financial, operational and managerial resources

     To satisfy client requirements, we must implement, expand and adapt our eNPS infrastructure. We are dependent on InterNAP and other telecommunications providers and Intel for our network capacity. The expansion and adaptation of our infrastructure will require substantial financial, operational and management resources. Our ability to connect and manage a substantially larger number of clients is unknown. We have yet to prove our infrastructure's ability to be scaled up to higher client levels while maintaining superior performance. Furthermore, it may be difficult for us to increase quickly our network capacity in light of current necessary lead times within the industry to purchase circuits and other critical items. If we fail to achieve or maintain high capacity data transmission circuits, client demand could diminish because of possible degradation of service. In addition, as we upgrade our infrastructure to increase bandwidth available to our clients, we expect to encounter equipment or software incompatibility which may cause delays in implementation.

We depend on network interconnections provided by third parties that may raise their fees or deny access

     We rely on a number of public and private network interconnections to allow our clients to connect to other networks. If the networks with which we interconnect were to discontinue their interconnections, our ability to exchange traffic would be significantly constrained. Furthermore, our business will be harmed if these networks do not add more bandwidth to accommodate increased traffic. Many of the companies with which we maintain interconnections are our competitors. There is nothing to prevent any networks, many of which are significantly larger than we are, from charging high usage fees or denying access. In the future, networks could refuse to continue to interconnect directly with us, might impose significant costs on us or limit our clients' access to their networks. In this event, we may not be able to access alternative networks to exchange our clients' traffic on a cost-effective basis. In addition, we may not be able to pass through to our clients any additional costs of utilizing these networks. In these cases, our business could be harmed.

If we are unable to manage complications that arise during deployment of our network infrastructure, we may not succeed in our expansion plans

     Any delay in the opening of planned facilities would significantly harm our plans to expand our business. In our effort to deploy infrastructure facilities, including identifying and locating facility sites, construction delays, cost estimation errors or overruns, delays in connecting with local exchanges, equipment and material delays or shortages, the inability to obtain necessary permits on a timely basis, if at all, and other factors, many of which are beyond our control and all of which could delay the deployment of new infrastructure components. The deployment of new facilities is a key element of our business strategy.

If we are unable to continue to receive cost-effective service from our backbone providers, we may not be able to provide our Internet connectivity services on profitable terms and these backbone providers may not continue to provide service to us

     In delivering our services, we rely on Internet backbones, which are built and operated by others. In order to be able to provide optimal routing to our clients through our infrastructure facilities, we must purchase connections from several Internet backbone providers. We cannot assure you that these Internet backbone providers will continue to provide service to us on a cost-effective basis, if at all, or that these providers will provide us with additional capacity to adequately meet client demand. Furthermore, it is very unlikely that we could replace our Internet backbone providers on comparable terms.

Our brand is relatively new, and failure to develop brand recognition could hurt our ability to compete effectively

     To successfully execute our strategy, we must create and strengthen our brand awareness. If we do not build our brand awareness, our ability to realize our strategic and financial objectives could be hurt. Many of our competitors have well-established brands associated with the provision of Internet network services. In order to build our brand awareness, we intend to significantly increase our marketing efforts, which may not be successful, and we must continue to provide high quality services. As part of our brand building efforts, we expect to increase our marketing budget substantially as well as our marketing activities, including advertising, tradeshows, direct response programs and new switch and POP site launch events.

Our growth depends on our ability to expand data center capacity to meet anticipated demand

     Expanding data center capacity is critical to achieving our business strategy. This expansion is likely to include the need to add new hardware and software, and may include the opening of additional data centers. We intend to add data center capacity as justified by client demand. Our ability to do so successfully depends on:

     o    anticipating and planning for future demand levels,

     o    having access to sufficient capital, and

     o locating and securing satisfactory data center sites and implementing the build-out of these sites, all of which may require significant lead time.

     If we cannot expand capacity effectively, our growth will suffer and we may not be able to adequately meet the demands of existing clients.

The work we perform for clients may expose us to liability

     The nature of the services and products we offer expose us to risks. Many of our engagements involve projects that are critical to the operations of our clients' businesses. Our failure or inability to meet a client's needs or to do so in the time frame required by such clients could result in a claim for substantial damages against us, regardless of our responsibility for such failure. Our employees are frequently working at our clients' locations. Therefore, we may be exposed to liability with respect to actions taken by our employees while on assignment, such as damages caused by employee errors and omissions, misuse of client proprietary information, misappropriation of funds, discrimination and harassment, theft of client property, other criminal activity or torts and other claims. Although we intend to obtain general liability and errors and omissions insurance coverage, there can be no assurance that such coverage will be available on reasonable terms or in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage or results in changes to our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business.

We are dependent on continued authorization to resell and provide manufacturer-authorized services

     Our capacity to offer IT services and product sales depends in part on our continued authorization as a service provider and our continued status as a certified reseller of certain hardware and software products. Without such sales and service authorizations, we would be unable to provide the range of services and products we currently offer. In general, agreements we have or may enter into include termination provisions, some of which are immediate. There can be no assurance that manufacturers will continue to authorize us as an approved reseller or service provider, and the loss of one or more of such authorizations could have a material adverse effect on our financial performance and business prospects.

We depend on our suppliers

     Although we have not experienced significant problems with our suppliers of hardware, software and componentry, there can be no assurance that such relationships will continue or that, in the event of a termination of our relationships with any given supplier, we would be able to obtain alternative sources of supply without a material disruption in our ability to provide products and services to our clients.

We are uncertain as to sources of the additional financing we will need

     We may use our common stock to fully or partially finance future acquisitions. In the event that our common stock does not maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept our common stock as part of the consideration for the sale of their businesses, we may be required to utilize our cash resources, if available, in order to pursue acquisitions. If we do not have sufficient cash resources, our growth may be limited unless we are able to obtain additional capital through debt or equity financings. We presently do not have any immediate source of cash other than cash generated from operations. We may be unable to obtain a working capital line of credit or other financing we may need for acquisitions or to keep operating. If our financial resources are inadequate, we may be unable to successfully implement our business strategy.

We are dependent on our management team

     We are dependent on the continued efforts of our executive officers, in particular John C. Paulsen, our President and Chief Executive Officer and the senior management of the companies we have acquired. We will likely be dependent on the senior management of any businesses we acquire in the future. If any of these people become unable to continue in his or her role with us, or if we are unable to attract and retain other qualified employees, our financial performance and business prospects will probably be negatively impacted. Although we expect that the individual managers at the companies we have or will acquire will enter into employment agreements with Nucleus, which will include confidentiality and non-compete provisions, we cannot assure you that any individual will continue in his or her present capacity with us for any particular period of time. Many of these managers received or may receive significant amounts of cash for their businesses and may not have incentive to remain with us long term. We do not maintain key person life insurance on any of our executive officers.

We could be subject to claims of infringement by third parties

     We rely upon a combination of nondisclosure and other contractual arrangements and trade secret, copyright and trademark laws to protect our proprietary rights and the proprietary rights of third parties from whom we license intellectual property. We enter into confidentiality agreements with our employees and limit distribution of proprietary information. There can be no assurance that these steps will be adequate to deter misappropriation of proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.

     We believe that our services do not infringe on the intellectual property rights of others and that we have all rights necessary to utilize the intellectual property employed in our business. However, we are subject to the risk of claims alleging infringement of third-party intellectual property rights. Any such claims could require us to spend significant sums in litigation, pay damages, develop non-infringing intellectual property or acquire licenses to the intellectual property which is the subject of asserted infringement.

We operate in a relatively new and evolving market with uncertain prospects for growth

     The market for Internet networks and related services has only recently begun to develop and is evolving rapidly. Although certain industry analysts project significant growth for this market, their projections may not be realized. Our future growth, if any, will depend on the continued trend of businesses migrating toward use of the Internet and our ability to market our services effectively. There can be no assurance that the market for our services will grow, that our services will be adopted, or that businesses will use these Internet-based services to the degree or in the manner that we expect. If we are unable to react quickly to changes in the market, if the market fails to develop, or develops more slowly than expected, or if our services do not achieve market acceptance, then we are unlikely to become or remain profitable.

We face strong competition

     The market for the products and services we offer is highly competitive. Our competitors vary in size and in the scope of the products and new services that they offer. Primary competitors generally include:

     o    complete solution providers,

     o    ISPs (Internet service providers),

     o    web hosting firms,

     o    application hosting firms,

     o    strategic consulting firms,

     o    in-house IT departments of clients, and

     o    computer hardware and service vendors.

Traditionally, the largest service providers have principally focused on providing solutions to international Fortune 500 companies. A large number of smaller service companies and a growing number of larger companies compete in the middle market segment.

     There are relatively low barriers to entry into our target market. We expect to face competition from established and new companies. Increased competition may result in greater pricing pressure, which could adversely affect our gross margins. In addition, many of our competitors have greater financial, development, technical, marketing and sales resources than we do. As a result, our competitors may be
                                       21
able to adapt more quickly to new or emerging technologies and to changes in client requirements or to devote greater resources than us for the development, promotion, sale and support of Internet-based products and services. In addition, there is a risk that clients may elect to increase their internal IT resources to satisfy their IT solutions needs. We may also enter new markets and offer new services, and expect to face intense competition from existing and new competitors, particularly since barriers of entry in the IT service industry are relatively low. We cannot assure you that we will continue to provide IT services and products demanded by our target market or be able to compete successfully with existing or new competitors. An inability to compete in our market effectively would negatively impact our financial performance and business prospects.

We are dependent on hiring and retaining skilled personnel

     We must attract, hire and retain personnel who possess the skills and experience necessary to operate our business and serve our clients. Competition for individuals with proven skills is intense. In addition, the Internet-based IT service industry in general experiences a high rate of turnover. We compete for such individuals with Internet companies, systems integrators, providers of outsourcing services, temporary personnel agencies, computer systems consultants, clients and potential clients. Many large competitors have extensive campaigns to hire additional technical personnel or have full time recruiters on staff. Competition for quality technical personnel has continued to intensify, resulting in increased personnel costs for many IT service providers. There can be no assurance we will be able to recruit or retain the technical personnel necessary to execute our strategy. Failure to do so would have a material adverse effect on our financial performance and business.

Our industry is changing rapidly and new solutions are constantly being introduced

     The Internet-based IT service and e-commerce industries are characterized by rapid technological change, evolving industry standards, changing client preferences and new product and service introductions. Our success will depend in part on our ability to develop Internet-based IT solutions that keep pace with continuing changes in the IT service and e-commerce industries. There can be no assurance that we will be successful in adequately addressing these developments on a timely basis or that, if these developments are addressed, we will be successful in the marketplace. In addition, there can be no assurance that products or technologies developed by others will not render our services non-competitive or obsolete. Our failure to address these developments could have a negative impact on our financial performance and business prospects.

Potential clients may not widely adopt Internet solutions, and, if they do, may not outsource such projects

     The market for our products and services will depend upon the adoption of Internet, intranet, extranet and web site solutions by clients. If clients and potential clients choose not to implement such solutions, we will address a smaller market and our revenues could be adversely affected. Some critical unresolved issues concerning the use of Internet solutions are security, reliability, cost, ease of deployment and administration and bandwidth of the Internet itself. These issues may affect the use of such technologies to solve business problems. Some entities would have to change significantly the way they do business to adapt to the Internet. Even if these issues are resolved, businesses might not elect to outsource the design, development and maintenance of their Internet, intranet, extranet and web site solutions to firms such as Nucleus.

ITEM 7    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The following financial statements for Nucleus and independent auditors' report for the year ended December 31, 1999 are filed as part of this report on Form 10-KSB beginning on page F-1.

     Report of Independent Public Accountants
     Balance Sheets as of December 31, 1999 and 1998
     Statements of Operations for the years ended December 31, 1999 and 1998 Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1999 and 1998

     Statements of Cash Flows for the years ended December 31, 1999 and 1998 Notes to the Financial Statements

ITEM 8 CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

     The following table contains certain information with respect to our directors and executive officers:


NAME                   AGE    POSITION
----                   ---    --------

John C. Paulsen        37     Chairman of the Board, President and Chief
                              Executive Officer
J. Theodore Hartley    32     Director, Executive Vice President, Chief
                              Financial Officer and Secretary
Mark Fera              33     Director and Vice President, Corporate Development
Stephen Calk           34     Director
Jeffrey R. Wescott     41     Director
Jeffrey R. Lundal      31     Vice President, Client Services

     John C. Paulsen has served as Chairman of the Board, President and Chief Executive Officer of Nucleus since April 1999. Prior thereto, Mr. Paulsen served as the President of Nucleus Holding Company. From 1995 to 1997, Mr. Paulsen served as President and CEO of MetroLink Communications, Inc., a long-distance carrier. From 1990 to 1995, Mr. Paulsen served as President and CEO of American Teletronics Long Distance, Inc., a reseller of long-distance telecommunications services.

     J. Theodore Hartley has served as Executive Vice President and Chief Financial Officer and as a Director since April 1999. Mr. Hartley also currently serves as Secretary of Nucleus. From 1997 to 1998, Mr. Hartley was an investment banker with Exvere Investment Banking, a merger and acquisition firm headquartered in Seattle, Washington. From 1990 to 1997, Mr. Hartley held a variety of positions with Deloitte & Touche LLP (D&T), an international accounting and consulting firm. Most recently, he served in D&T's New York National Office providing merger and acquisition consulting services to private equity investors and multinational corporations. Mr. Hartley is a certified public accountant.

     Mark Fera has served as Vice President, Corporate Development and as a Director of Nucleus from April 1999. From 1997 through 1999 Mr. Fera was Manager Strategic Accounts at i2 Technologies. Prior to his affiliation with i2, from 1993 to 1997 he was with Systems Software Associates. Prior to 1993 he served in both sales and marketing capacities at American Software and Management Assistance, Incorporated.

     Stephen Calk has served as a Director of Nucleus since April 1999. Since October 1995, Mr. Calk has served as President of Chicago Bancorp, Chicago's largest private mortgage bank.

     Jeffrey R. Wescott has served as a Director of Nucleus since April 1999. Mr. Wescott, Vice President, Bank of America, is a marketing executive with 18 years of active involvement in the financial services industry. Mr. Wescott has worked for a number of financial institutions including Continental Illinois National Bank, Citicorp North America and Bank of America.

     Jeffrey R. Lundal has served as Vice President, Client Services since Apirl 1999. From 1997 to 1998 Mr. Lundal was Director of Business Development for Harrison Marketing Services, a marketing communications firm located in Chicago, Illinois. From 1995 to 1997, Mr. Lundal was Major Accounts Manager for Marsh Company, a manufacturer of automated product identification solutions. From 1990 to 1995, Mr. Lundal held a variety of sales and marketing positions with Wilton Corporation, an industrial products conglomerate headquartered in Chicago.

BOARD OF DIRECTORS

     The board of directors of Nucleus consists of seven members. Five members are currently serving. Directors are elected each year at the annual meeting of stockholders. The board of directors of Nucleus met or took action by written consent six times during 1999. Each of the directors participated in 75% of such meetings. The board of directors has established an audit committee, an executive committee and a compensation committee.

     The audit committee recommends the annual appointment of Nucleus' auditors and reviews the scope and results of the audit and other services provided by our independent auditors. Messrs. Walker and Wescott served on the audit committee during 1999. The audit committee did not meet during 1999.

     The compensation committee reviews and approves Nucleus' compensation and benefits for our executive officers, administers our compensation and stock option plans and makes recommendations to the board of directors regarding such matters. Messrs. Calk, Paulsen and Wescott served on the compensation committee in 1999. The compensation committee took action by written consent twice in 1999.

     The executive committee manages the business and affairs of Nucleus. Messrs. Calk, Fera, Hartley and Paulsen served on the executive committee in 1999. The executive committee did not meet in 1999.

     In July 1999, the compensation committee approved terms for the compensation of directors, subject to the approval of the board of directors. According to these terms, Messrs. Wescott and Calk were awarded stock options to purchase 60,000 shares of our common stock at $1.50 per share with immediate vesting. Messrs. Wescott and Calk also received options to purchase 60,000 shares at $1.50 with vesting over a three-year period. No other compensation is currently being paid to our directors.

     Section 16(A) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and persons who own more than 10% of our equity securities, to file initial reports of ownership and reports of changes in ownership of our common stock and other equity securities with the Securities and Exchange Commission. Executive officers, directors and 10% owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

     To our knowledge, the following officers, directors and greater than 10% owners failed to file on a timely basis Form 3s, Form 4s (with respect to the number of transactions indicated in parentheses), and Form 5s during or with respect to fiscal year 1999: John C. Paulsen (5), J. Theodore Hartley, Mark Fera, Jeffrey R. Lundal, Stephen Calk and Jeffrey R. Wescott.

ITEM 10   EXECUTIVE COMPENSATION

     The following table summarizes the compensation paid for the years ended December 31, 1999, 1998 and 1997 to the individuals who served as our chief executive officer during any part of fiscal year 1999 and those serving as executive officers at the end of fiscal year 1999.

                           SUMMARY COMPENSATION TABLE


                                                                            SECURITIES
                                                                            UNDERLYING        ALL OTHER
NAME AND PRINCIPAL POSITION                YEAR   SALARY ($)   BONUS ($)   WARRANTS (#)   COMPENSATION ($)
---------------------------                ----   ----------   ---------   ------------   ----------------
John C. Paulsen, President and Chief       1999     350,000       --              --           3,775(3)
Executive Officer (1)

J. Theodore Hartley, Executive Vice        1999     105,590       --              --              --
President (1)

Steven H. Walker, President and Chief      1999      42,000       --              --              --
Executive Officer (2)                      1998      63,000       --         $11,900              --
                                           1997      63,000       --              --              --

-------------
(1)  Commencing April 15, 1999.
(2)  From January 1, 1999 to April 15, 1999.
(3) Consists of premiums paid for term life insurance under which Mr. Paulsen is the beneficiary.

COMPENSATION PURSUANT TO STOCK OPTIONS/WARRANTS

     There were no options/warrants granted or issued to our executive officers during fiscal year 1999.

AGGREGATE OPTION/WARRANT EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/WARRANT VALUES

     As of December 31, 1999, warrants to purchase 11,900 shares of common stock were held by Mr. Walker.

STOCK PLANS

     We have a Stock Purchase Plan for non-qualified options and an Incentive Stock Option Plan for incentive stock options. As of December 31, 1999, we had granted non-qualified stock options for 423,000 shares of common stock under the Stock Purchase Plan.

     Under the plans, all our employees, together with other persons who perform substantial services for us or on our behalf, will be eligible to receive incentive and nonstatutory options to purchase Nucleus common stock. The plans are administered by the compensation committee. Under the plans, the exercise price at which the shares of Nucleus common stock covered by each grant may be purchased will be determined on the date of grant by the committee, but can be no less than the par value of such shares and, in the case of incentive stock options, may not be less than the fair market value of such shares on the date of grant. The number of shares covered under the options granted under the plans are subject to adjustments for stock splits, mergers, consolidations, combinations of shares, reorganizations and other recapitalizations.

ITEM 11     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

PRINCIPAL STOCKHOLDERS AND SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE
OFFICERS

     The following table sets forth the number of shares of common stock beneficially owned as of April 10, 2000 by (i) each person known by us to beneficially own more than 5% of the common stock of Nucleus, (ii) each of our directors, (iii) our executive officers and (iv) all directors and executive officers as a group. A beneficial owner of a security includes any person who has the power to vote or sell the shares.

                                             AMOUNT AND NATURE
                                               OF BENEFICIAL       PERCENT OF
NAME OF BENEFICIAL OWNER                         OWNERSHIP           CLASS
------------------------                         ---------           -----
John C. Paulsen (1).........................   4,551,926(2)           39.1%
Stephen Calk................................     252,807(3)            2.2
Jeffrey R. Wescott..........................      80,000(3)              *
J. Theodore Hartley.........................          --                 *
Mark Fera...................................          --                 *
Jeffrey R. Lundal...........................          --                 *
All directors and executive officers, as a
   group (6 persons)........................   4,884,733              41.3%
-------------
*    Less than 1%.
(1) Mr. Paulsen's mailing address is 401 North Michigan Avenue, Suite 745, Chicago, Illinois 60611.
(2) Includes shares held directly by Mr. Paulsen and indirectly through a family trust for which Mr. Paulsen acts as majority general partner.
(3)  Includes 80,000 shares that may be purchased upon exercise of options.

ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 1999, John C. Paulsen, our President and Chief Executive Officer, made cash loans to Nucleus and cash payments to Nucleus vendors totaling $711,000. Nucleus made cash repayments and other cash advances to Mr. Paulsen of $782,000 during the period. As of December 31, 1999, Nucleus carried a payable to Mr. Paulsen of $121,000, which represented the balance of the cash provided net of deferred compensation and interest recorded for Mr. Paulsen for 1999. During the first quarter of 2000, Mr. Paulsen made cash loans to Nucleus totaling $154,000. Nucleus made cash repayments to Mr. Paulsen of the payable outstanding and repurchased from Mr. Paulsen 264,078 shares of Nucleus common stock for $1.50 per share.

     During 1999, Henry Paulsen, John Paulsen's father, made loans to Nucleus of $216,000 and received repayments and other cash advances from Nucleus of $311,000. As of December 31, 1999, Nucleus carried a receivable from Henry Paulsen of $36,000, representing the balance of the cash provided net of deferred compensation and interest recorded for Henry Paulsen for 1999. During the first quarter of 2000, Nucleus repurchased from Henry Paulsen 170,480 shares of Nucleus common stock for $1.50 per share. The amount paid for the stock included the receivable due from Henry Paulsen carried over from 1999.

ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit Index

     See Exhibit Index beginning on page A-1.

(b)  Reports on Form 8-K

     None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed by the undersigned, thereunto duly authorized.


Date:  April 14, 2000                   By:/s/ John C. Paulsen
                                           -------------------------------------
                                           John C. Paulsen
                                           President and Chief Executive Officer


     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       SIGNATURE                             TITLE                            DATE
       ---------                             -----                            ----
/s/ John C. Paulsen            President, Chief Executive Officer        April 14, 2000
-------------------------               and Chairman
    John C. Paulsen              (principal executive officer)

/s/ J. Theodore Hartley         Executive Vice President, Chief          April 14, 2000
-------------------------  Financial Officer, Secretary and Director
    J. Theodore Hartley   (principal financial and accounting officer)

/s/ Mark Fera                  Vice President, Corporate Development     April 14, 2000
-------------------------               and Director
    Mark Fera

/s/ Stephen Calk                            Director                     April 14, 2000
-------------------------
    Stephen Calk

/s/ Jeffrey R. Wescott                      Director                     April 14, 2000
-------------------------
    Jeffrey R. Wescott

                          INDEX TO FINANCIAL STATEMENTS


Report of Arthur Andersen LLP, Independent Public Accountants................F-2

Report of James E. Scheifley & Associates, P.C., Independent
     Public Accountants......................................................F-3

Consolidated Balance Sheets as of December 31, 1999 and 1998.................F-4

Consolidated Statements of Operations for the Years ended
     December 31, 1999 and 1998..............................................F-5

Consolidated Statements of Changes in Shareholders' Equity
     (Deficit) for the Years Ended December 31, 1999 and 1998................F-6

Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1999 and 1998..............................................F-7

Notes to Consolidated Financial Statements...................................F-8

                        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
Nucleus, Inc.:

     We have audited the accompanying consolidated balance sheets of Nucleus, Inc. (a Nevada corporation) and Subsidiaries (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for each of the years in the two-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the 1998 financial statements of American General Ventures, Inc., a company that merged with Nucleus, Inc. during 1999 in a transaction accounted for as a pooling of interests, as discussed in Note 4. Such statements are included in the consolidated financial statements of Nucleus, Inc. and Subsidiaries and reflect 16 percent of total assets as of December 31, 1998 and 21 percent of total revenues for the year ended December 31, 1998, of the related consolidated totals after restating. The financial statements of American General Ventures, Inc. were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for American General Ventures, Inc. is based solely upon the report of the other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nucleus, Inc. and Subsidiaries as of December 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring operating losses and negative working capital raise substantial doubt about its ability to continue as a going concern. Note 2 also describes how management plans to address these matters. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Arthur Andersen LLP

Chicago, Illinois
April 13, 2000

                                    REPORT OF
                             INDEPENDENT ACCOUNTANTS

To the Stockholders of
Nucleus, Inc.:

     We have audited the consolidated balance sheets of American General Ventures, Inc. (which merged with Nucleus, Inc., on April 15, 1999) as of December 31, 1998 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Nucleus, Inc. as of December 31, 1998 and the results of its operations and cash flows for the year ended December 31, 1998, in conformity with generally accepted accounting principles.

                                           JAMES E. SCHEIFLEY & ASSOCIATES, P.C.
                                           Certified Public Accountants

Englewood, Colorado
March 3, 1999

                                  NUCLEUS, INC.
                           CONSOLIDATED BALANCE SHEETS
                               AS OF DECEMBER 31,


                                                             1999            1998
                                                         ------------    ------------
ASSETS:
Current assets:
Cash .................................................   $    270,291    $     25,217
Accounts receivable ..................................      1,704,028         339,288
Inventory ............................................         46,673          34,808
Prepaids and other current assets ....................         28,530          58,711
                                                         ------------    ------------
  Total current assets ...............................      2,049,522         458,024
                                                         ------------    ------------

Property and equipment, net ..........................        133,745          67,315
Goodwill and other intangibles, net ..................      6,454,869          20,195
                                                         ------------    ------------
  Total assets .......................................   $  8,638,136    $    545,534
                                                         ============    ============

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT):
Current liabilities:
Lines of credit ......................................   $    534,285    $         --
Notes payable ........................................      1,474,267           3,310
Accounts payable .....................................      2,962,731         765,369
Related party payables ...............................        202,709          59,617
Accrued expenses .....................................        616,693         323,055
                                                         ------------    ------------
  Total current liabilities ..........................      5,790,685       1,151,351
                                                         ------------    ------------

Notes payable, less current portion ..................             --           9,142
                                                         ------------    ------------
  Total liabilities ..................................      5,790,685       1,160,493
                                                         ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, no stated value, 8,000,000 shares
 authorized, no shares issued and outstanding ........             --              --
Common stock, $0.001 par value, 900,000,000 shares
 authorized, shares issued and outstanding (9,610,104
 and 6,436,936 in 1999 and 1998, respectively)........          9,610           6,437
Stock warrants .......................................        377,069              --
Additional paid-in capital ...........................     12,250,664       2,777,220
Accumulated deficit ..................................     (9,789,892)     (3,398,616)
                                                         ------------    ------------

Total stockholders' equity (deficit) .................      2,847,451        (614,959)
                                                         ------------    ------------

Total liabilities and stockholders' equity (deficit)..   $  8,638,136    $    545,534
                                                         ============    ============

          See accompanying notes to Consolidated Financial Statements.

                                  NUCLEUS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,


                                                      1999            1998
                                                  ------------    ------------

Revenue .......................................   $ 10,779,272    $  3,574,572
Cost of revenue ...............................      9,277,919       2,517,157
                                                  ------------    ------------
Gross profit ..................................      1,501,353       1,057,415

Operating expenses ............................      5,346,859       1,384,646
Stock based compensation expense ..............      1,291,561         189,700
Depreciation and amortization expense .........        724,582          28,645
                                                  ------------    ------------
Operating loss ................................     (5,861,649)       (545,576)

Interest expense ..............................       (529,627)        (13,902)
Other income ..................................             --          35,008
                                                  ------------    ------------

Loss before income taxes and extraordinary item     (6,391,276)       (524,470)

Income tax benefit ............................             --          25,820
                                                  ------------    ------------
Loss before extraordinary item ................     (6,391,276)       (498,650)

Extraordinary item (net of tax of $25,820) ....             --          50,125
                                                  ------------    ------------
Net loss ......................................   $ (6,391,276)   $   (448,525)
                                                  ============    ============



Basic and diluted loss per common share:
 Loss before extraordinary item ...............   $      (0.80)   $      (0.08)
 Extraordinary item ...........................             --             .01
                                                  ------------    ------------
 Net loss .....................................   $      (0.80)   $      (0.07)
                                                  ============    ============
Weighted average shares outstanding - basic and
  diluted .....................................      7,961,809       6,413,165
                                                  ============    ============

          See accompanying notes to Consolidated Financial Statements.

                                  NUCLEUS, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                   FOR YEARS ENDED DECEMBER 31, 1998 AND 1999

                                                          ADDITIONAL
                                       COMMON STOCK        PAID-IN      STOCK     ACCUMULATED
                                     SHARES     AMOUNT     CAPITAL     WARRANTS      DEFICIT         TOTAL
                                    ---------   ------   -----------   --------   ------------   ------------
Balance, December 31, 1997 ....     6,366,476   $6,366   $ 2,438,016   $     --   $(2,950,091)   $  (505,709)

Common stock sold for cash ....        40,750       41        74,459         --            --         74,500
Issuance of common stock for
 services .....................         1,210        1         3,261         --            --          3,262
Issuance of common stock for
 conversion ...................        28,500       29        56,971         --            --         57,000
Capital contribution by
 officer/shareholder ..........            --       --        14,813         --            --         14,813
Compensation value of common
 stock warrants ...............            --       --       141,000         --            --        141,000
Compensation value of common
 stock sales ..................            --       --        43,000         --            --         43,000
Compensation value of common
 stock issued for debt
 conversion ...................            --       --         5,700         --            --          5,700
Net loss ......................            --       --            --         --      (448,525)      (448,525)
                                                ------   -----------   --------   -----------    -----------
Balance, December 31, 1998 ....     6,436,936    6,437     2,777,220         --    (3,398,616)      (614,959)
                                    ---------   ------   -----------   --------   -----------    -----------

Common stock and warrants sold
 for cash .....................     1,594,335    1,594     1,935,337    377,069            --      2,314,000
Common stock issued in exchange
 for warrants .................         8,000        8        19,992         --            --         20,000
Issuance of common stock for
 acquisitions .................     1,425,000    1,425     5,876,700         --            --      5,878,125
Issuance of common stock for
 conversion of debt ...........        45,833       46       189,015         --            --        189,061
Common stock issued for
 extension of debt agreement ..       100,000      100       274,900         --            --        275,000
Compensation value of warrants
 and options issued ...........            --       --     1,177,500         --            --      1,177,500
Net loss ......................            --       --            --         --    (6,391,276)    (6,391,276)
                                    ---------   ------   -----------   --------   -----------
Balance, December 31, 1999 ....     9,610,104   $9,610   $12,250,664   $377,069   $(9,789,892)   $ 2,847,451
                                    =========   ======   ===========   ========   ===========    ===========

          See accompanying notes to Consolidated Financial Statements.

                                  NUCLEUS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                         1999          1998
                                                                     ------------   ----------
Net loss .........................................................   $(6,391,276)   $(448,525)
   Adjustments to reconcile net loss to net cash provided by (used
      in) operating activities:
      Depreciation and amortization ..............................       724,582       28,645
      Compensation expenses related to equity issuances ..........     1,291,561      189,700
      Interest expense related to equity issuances ...............       275,000           --
      Deferred compensation added to office loan .................            --       60,500
      Gain on extinguishment of debt, including tax effect .......            --      (75,945)
      Fixed assets exchanged for services ........................            --        8,527
      Stock issued for services ..................................            --        3,262
      Loss on disposal of fixed assets ...........................        28,565           --
      Changes in assets and liabilities, net of acquisitions:
        Accounts receivable ......................................      (868,696)     272,905
        Inventory ................................................        72,182      142,249
        Other assets .............................................        36,262      (17,976)
        Accounts payable and accrued expenses ....................     1,927,600      148,213
        Related party accruals ...................................       351,855           --
                                                                     -----------     --------
        Total adjustments ........................................     3,838,911      760,080
                                                                     -----------     --------

      Net cash from operating activities .........................    (2,552,365)     311,555
                                                                     -----------    ---------

Cash flows from investing activities:
      Cash received from acquisitions, net .......................       168,550           --
      Acquisition of fixed assets ................................      (102,449)     (26,321)
                                                                     -----------    ---------

      Net cash from investing activities .........................        66,101      (26,321)
                                                                     -----------    ---------

Cash flows from financing activities:
      Repayments of borrowings ...................................      (106,947)      (5,965)
      Increase in lines of credit ................................       504,285           --
      Proceeds from sale of common stock and warrants ............     2,334,000       74,500
      Increase in officer loans ..................................            --     (331,371)
      Book overdraft .............................................            --      (14,887)
                                                                     -----------    ---------
      Net cash from financing activities .........................     2,731,338     (277,723)
                                                                     -----------    ---------

Increase in cash .................................................       245,074        7,511

Cash, beginning of period ........................................        25,217       17,706
                                                                     -----------    ---------

Cash, end of period ..............................................   $   270,291    $  25,217
                                                                     ===========    =========

Supplemental cash flow information:
      Cash paid for interest .....................................   $    29,409    $  13,902
      Cash paid for taxes ........................................            --           --
                                                                     ===========    =========

Non-cash investing and financing activities:
      Conversion of debt to common stock .........................   $    75,000    $  57,000
      Forgiveness of officer loan ................................            --       14,813
      Stock issued for debt extension fee ........................       275,000           --
      Stock issued to affect acquisitions ........................     5,878,125           --
      Debt issued to affect acquisitions .........................     1,075,000           --
      Fair value of tangible assets acquired .....................       873,514           --
      Fair value of liabilities assumed ..........................       840,394           --
      Conversion of payable to debt ..............................       568,763           --
                                                                     ===========    =========

          See accompanying notes to Consolidated Financial Statements.

                                  NUCLEUS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998

(1)  Description of the Business

     Nucleus, Inc. (the "Company") is a provider of Internet system and network management solutions and technology professional services for enterprises looking to operate in an Internet-based environment. Through the ongoing development of the Company's eNucleus Platform Solution, the Company delivers the digital building blocks for businesses to conduct electronic commerce over the Internet. The Company's eNucleus Platform Solution provides an integrated environment which delivers high speed Internet transport, licensed e-business enabling software and web hosting.

(2)  Financial Results and Liquidity

     As of December 31, 1999 the Company had a net working capital deficit of $3.7 million which will require additional financial support. The Company has only recently begun to execute its business plan and faces all the risks common to companies in their early stages of development, including: undercapitalization and uncertainty of funding sources, high initial expenditure levels and uncertain revenue streams, an unproven business model, difficulties in managing growth and difficulties in managing operations offering different products and services in different geographic locations. The Company has incurred net losses of $6.4 million and $449,000 in 1999 and 1998, respectively.

     The Company's recurring losses and negative working capital raise substantial doubt about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

     Subsequent to year end, the Company received net proceeds of approximately $5.5 million from the issuance of senior bridge notes payable in June, 2000, subject to a 120-day extension at the Company's option (See Note 12). The Company will continue to pursue long-term financial support including seeking strategic investors, lenders and/or technology partners to execute its business plan. There can be no assurances that management's efforts in these regards will be successful. Under any of these scenarios, management believes that the Company's common stock would likely be subject to substantial dilution.

     Management believes that, despite the financial hurdles and funding uncertainties going forward, it has under development a business plan that, if successfully funded and executed, can significantly improve operating results. The support of the Company's vendors, customers, lenders, stockholders and employees will continue to be key to the Company's future success.

(3)  Summary of the Company's Significant Accounting Policies

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

     The Company's revenues consist of managed services, professional services and the sale of client premise equipment. In 1999, the majority of revenue was derived from sales of client premise equipment. In 1998, the Company's primary business was the reselling of long-distance telecommunications which is included within managed services. Revenues are recognized upon shipment of equipment and upon rendering of services for professional services and managed services.

Financial Instruments and Concentration of Credit Risk

     The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts receivable, bank borrowings and debt approximates their fair market value. Financial instruments that potentially expose the Company to a concentration of credit risk principally consist of accounts receivable.

     The Company's customer base is composed of businesses throughout the United States. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential losses. During 1999, two customers accounted for approximately 40% of total revenue.

Property and Equipment

     Property and equipment are stated at cost and depreciated on a straight-line basis over their respective estimated useful lives, which are generally three to five years.

Inventory

     Inventory is valued at the lower of cost or market on a first-in, first-out basis and consists primarily of finished goods and spare parts held for professional service installations.

Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be recovered.

Stock-Based Compensation

     The Company uses the intrinsic value-based method to account for its employee stock-based compensation grants and provides pro forma disclosures of net loss as if the fair value method had been applied in measuring compensation expense. Expense associated with stock-based compensation is being amortized over the vesting period of the individual options. Charges for non-employee, stock-based compensation are measured using fair value-based methods.

Impairment of Long-Lived Assets

     The Company evaluates its long-lived assets, including goodwill, for impairment whenever events or change in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. The Company has only recently begun to execute on its business plan. If achievement of the Company's growth strategy is not attained, the value of goodwill and other long-lived assets may become impaired. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Goodwill and Other Intangible Assets

     Goodwill and other intangible assets are comprised of amounts recorded in business acquisitions and are being amortized on a straight-line basis over periods ranging from 3 to 7 years. Goodwill and other intangible assets consists of the following as of December 31, (in thousands):


                                                    1999             1998
                                                 ----------       ----------

Established customer base................        $    2,600       $       --
Assembled workforce......................               760               --
Goodwill.................................             3,775               48
                                                 ----------       ----------
 Total   ................................             7,135               48
Less accumulated amortization............               680               28
                                                 ----------       ----------
                                                 $    6,455       $       20
                                                 ==========       ==========

Net Loss Per Share

     Basic and diluted net loss per share has been computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share does not include the effect of the following common equivalent shares as the effect of their inclusion is antidilutive during each period:


                                                   YEAR ENDED DECEMBER 31,
                                                ----------------------------
                                                    1999            1998
                                                -------------   ------------

Shares issuable under stock options......           423,000             0
Shares issuable pursuant to warrants to
 purchase common stock...................         2,044,732       367,050

Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year presentation.

Recent Accounting Pronouncements

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") as amended by SFAS No. 137. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

     SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. A company may also implement SFAS 133 as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS 133 cannot be applied retroactively.

     We do not expect the impact of the adoption of SFAS 133 to be material to our results of operations as we do not currently hold any derivative instruments or engage in hedging activities.

     In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides specific guidance on revenue recognition. The Company recognizes revenue based upon the provisions of SAB No. 101.

(4)  Business Combinations

     On April 15, 1999, Nucleus Holdings Corporation ("NHC") merged with Nucleus, Inc. ("NI", formerly American General Ventures, Inc.) whereby all of the outstanding shares of NHC were exchanged for 5,307,109 newly issued NI shares. The merger qualified as a tax-free reorganization as permitted by the Internal Revenue Code and was treated as a pooling-of-interests for accounting and financial reporting purposes. The financial statements presented herein have been retroactively restated to reflect this transaction. The merged company is called Nucleus, Inc.

     On June 30, 1999, the Company purchased the capital stock of Innovative Technology Solutions, Inc. ("ITS"). ITS was a provider of client premise equipment and technology solutions to middle market companies throughout the Pacific Northwest. Total consideration paid, including direct acquisition costs, aggregated approximately $5,125,000. The excess of the purchase price over the fair value of tangible net assets acquired amounted to approximately $5,100,000 and was attributed to an established customer base and goodwill.

     On June 15, 1999, the Company purchased the capital stock of Young Data Systems, Inc. ("YDS"). YDS designed and assembled computer networks and provided cabling, equipment and network configuration to small and middle market companies primarily in Illinois. Total consideration paid, including direct acquisition costs, aggregated approximately $500,000. The excess of the purchase price over the fair value of tangible net assets acquired amounted to approximately $500,000 and was attributed to assembled workforce.

     On May 21, 1999, the Company purchased the capital stock of Telos Distributing, Inc. d/b/a EDW Computers ("EDW"). EDW designed, configured and integrated computer networks to small and middle market companies primarily in Colorado. Total consideration paid, including direct acquisition costs, aggregated approximately $1,200,000. The excess of the purchase price over the fair value of tangible net assets acquired amounted to approximately $1,200,000 and was attributed to goodwill.

     On April 30, 1999, the Company purchased the capital stock of Comp-Pro Computers, Inc. ("Comp-Pro"). Comp-Pro was a professional services firm providing computer maintenance and upgrade services for small and middle market companies primarily in Illinois. Total consideration paid, including direct acquisition costs, aggregated approximately $235,000. The excess of the purchase price over the fair value of tangible net assets acquired amounted to approximately $260,000 and was attributed to assembled workforce.

     All business combinations, other than American General Ventures, Inc., have been accounted for using the purchase method of accounting and, therefore, their operations have been consolidated from the date of their acquisitions. The following summary, prepared on an unaudited pro forma basis, combines the Company's consolidated results of operations with the results of operations of the acquisitions, as if they had been consummated as of January 1, 1998 (dollars in thousands, except per share data):

                                                         YEAR ENDED
                                                        DECEMBER 31,
                                               ----------------------------
                                                   1999            1998
                                               ------------    ------------

Revenues..................................     $    21,706     $     8,235
Net loss..................................          (6,949)         (1,730)
Basic and diluted net loss per share......     $     (0.81)    $     (0.22)
                                               ===========     ===========
Shares used in pro forma per share
 calculation..............................       8,629,618       7,883,998
                                               ===========     ===========

     The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

     On June 26, 1999, the Company signed a definitive purchase agreement to acquire the capital stock of Computing Concepts, Inc. ("CCI"), a New Jersey based full service value added IT firm. Pursuant to the terms of the agreement, and in order to prevent CCI from seeking other potential acquirers, the Company paid a $500,000 non-refundable earnest money deposit to CCI's shareholders upon the signing of the agreement and were required to provide additional non-refundable deposits if the transaction had not been closed by August 31, 1999. On August 31, 1999, the Company elected not to provide the additional deposit monies. Although the Company continued negotiations to acquire CCI, the Company was unable to secure the financing needed for the acquisition and was unable to restructure the terms of the transaction with CCI's shareholders. As a result the Company ended acquisition discussions in 1999 and have expensed the non-refundable deposit.

(5)  Financial Statement Components

Accounts Receivable

Accounts receivables are shown net of the allowances for doubtful accounts of $138,000 and $17,000 for 1999 and 1998, respectively.

Property and Equipment

     Property and equipment consisted of furniture, fixtures, and computer equipment and are net of accumulated depreciation of $35,877 and $58,132 as of December 31, 1999 and 1998, respectively.


Accrued Expenses

     Accrued expenses consisted of the following:

                                                       DECEMBER 31,
                                            -------------------------------
                                                1999                1998
                                            -----------          ----------
Accrued penalties on stock
 registration rights..............          $   172,000          $       --
Accrued telephone & billing
 expenses.........................                   --             161,288
Accrued payroll and
 commissions......................              148,738             108,007
Deferred revenue.................               88,331                  --
Other.............................              207,624              53,760
                                            -----------          ----------
                                            $   616,693          $  323,055
                                            ===========          ==========

(6)  Bank Borrowings and Debt

     In July, 1999 the Company entered into a $500,000 line of credit facility with a bank which is secured by the assets of the Company and personally guaranteed by the Company's primary shareholder. The line of credit bears interest at the rate of prime plus one percent and is payable upon demand. As of December 31, 1999 approximately $500,000 under the credit facility was outstanding.

     The Company entered into an inventory financing facility with NationsCredit Distribution Finance ("Nations"). Borrowings under this facility (approximately $357,000 at December 31, 1999), are included within accounts payable and are personally guaranteed by the former shareholders of ITS. On January 14, 2000, Nations notified the Company that it was in default pursuant to the facility agreement. This facility was paid in full from proceeds of the bridge financing (see Note 12).

     In conjunction with the acquisition of ITS, the Company issued a $1,000,000 subordinated note. The note bears interest at the rate of prime plus one percent, and is secured by 400,000 shares of common stock of the Company's majority shareholder. The note, which was originally due on October 10, 1999, was extended by ITS shareholders in consideration for 100,000 additional shares of the Company's common stock. The aggregate value of these shares ($275,000) was recorded as additional interest expense. The note is due on June 30, 2000. Subsequent to year-end, the Company retired $600,000 of the note with proceeds from the bridge financing.

     During 1999, the Company agreed to convert approximately $360,000 of accounts payable to a vendor into a note payable. The note is payable in monthly amounts of approximately $22,000 through July, 2001 and bears interest at 10%. The Company is currently in default on this note and is negotiating a revised payment schedule. The balance remaining of approximately $343,000 as of December 31, 1999 has been included in notes payable within current liabilities.

(7)  Stockholders' Equity

     During the year ended December 31, 1999, the Company issued an aggregate of 1,594,335 shares of its common stock to third parties for cash aggregating $2,314,000 (net of $136,000 in fees) in private sale transactions. The shares were sold at prices between $1.50 per share and $2.00 per share. Attached to certain sales of securities were 473,332 warrants to purchase common stock with an exercise price of $1.50. The warrants were valued under the fair value methodology and $377,069 of the proceeds received were allocated to those warrants.

     At various dates during 1999 the Company issued warrants to purchase an aggregate of 1,217,500 shares of the Company's common stock to employees and consultants at exercise prices ranging from $1.50 per share to $3.875 per share. Compensation and other expense of $1,177,500 was recognized related to these grants.

     At various dates during 1999, the Company granted options to purchase an aggregate of 423,000 shares of the Company's common stock to employees and certain members of the board of directors at exercise prices ranging from $1.50 to $2.25 per share.

     During 1998, the Company issued an aggregate of 40,750 shares of its common stock to third parties for cash aggregating $74,500 in private sale transactions. The shares were sold at prices between $2.00 per share and $1.50 per share when the Company's common stock had a bid price higher than the sale price. The excess of the bid price over the sale price for the shares issued amounted to $43,000 on an aggregate basis and has been recorded as general and administrative expense.

     During 1998 the Company issued 28,500 shares of its common stock for the conversion of $57,000 of debt owed to its president/shareholder. The shares were valued at $2.00 per share at the conversion date at which time the Company's common stock had a bid price of $2.20 per share. The excess of the bid price over the conversion price for the shares issued ($5,700) has been recorded as compensation expense.

     At December 31, 1998 the Company's former president/shareholder agreed to reduce the amount of loans due to him by $14,813. This amount has been recorded as a capital contribution to the Company.

     At various dates during 1998 the Company issued warrants to purchase an aggregate of 327,050 shares of the Company's common stock to employees and others in recognition of services performed at exercise prices ranging from $5.00 per share to $1.60 per share. An aggregate difference of $141,000 between the exercise price and the fair value of the stock signifying the completion of the services as approved by the Company's board of directors was charged to compensation expense.

     Effective December 11, 1998, the Company approved a 1-for-10 reverse stock split.

Fair Value Disclosures

     The Company uses the intrinsic value method in accounting for its employee stock-based compensation plans. Had compensation cost been determined in accordance with SFAS No. 123 for all of the Company's employee stock-based compensation plans, net loss and net loss per share would have been changed to the amounts indicated below (in thousands, except per share data):

                                                      YEAR ENDED DECEMBER 31,
                                                    -------------------------
                                                        1999         1998
                                                    ------------  -----------
Net loss......................................
 As reported..................................        $(6,391)     $ (499)
 Pro forma....................................         (6,594)       (624)
Basic and diluted net loss per share:
 As reported..................................          (0.80)      (0.08)
 Pro forma....................................          (0.83)      (0.10)

     The fair value of each stock option and warrant is estimated on the date of grant using the Black-Scholes option pricing model with no expected dividends, expected lives of the contractual term (generally 10 years), risk-free interest rates of 6% and volatility of 60%.

The following table summarizes information about stock options outstanding as of December 31, 1999:

                                      WEIGHTED AVERAGE          WEIGHTED
                        NUMBER OF        REMAINING              AVERAGE
   EXERCISE PRICES       SHARES       CONTRACTUAL LIFE       EXERCISE PRICE
   ---------------       ------       ----------------       --------------
        $1.50            240,000            9.30                 $1.50
        $2.25            183,000            9.57                  2.25
                         -------                                 -----
                         423,000                                 $1.82
                         =======                                 =====

The weighted average fair value of options granted during the year ended December 31, 1999 was $1.15. As of December 31, 1999, 120,000 options were exercisable.

A summary of the Company's warrant activity for the years ended December 31, 1999 and 1998 are as follows:

                                                             DECEMBER 31,
                                        ----------------------------------------------------
                                                  1999                       1998
                                        -------------------------- -------------------------
                                                       WEIGHTED                  WEIGHTED
                                                       AVERAGE                   AVERAGE
                                           SHARES   EXERCISE PRICE    SHARES   EXERCISE PRICE
                                        ----------- --------------  ---------- --------------
Outstanding at beginning of year ....      367,050      $3.31        40,000        $5.00
Granted .............................    1,690,832       1.52       327,050         3.10
Expired .............................       (5,150)      3.70            --           --
Exercised ...........................       (8,000)      2.50            --           --
                                         ---------      -----       -------        -----
Outstanding at the end of the year...    2,044,732      $1.84       367,050        $3.31
                                         =========      =====       =======        =====

Exercisable at the end of the year...    2,044,732      $1.84       367,050        $3.31
                                         =========      =====       =======        =====

The weighted average fair value of warrants granted during the years ended December 31, 1999 and 1998 were $2.14 and $0.36, respectively.

The following table summarizes information about stock warrants outstanding as of December 31, 1999:

                            NUMBER OF        WEIGHTED AVERAGE          WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES     SHARES      REMAINING CONTRACTUAL LIFE     EXERCISE PRICE
------------------------     ------      --------------------------     --------------
    $         1.50         1,673,332               3.40                     $ 1.50
    $ 1.60 - $5.00           371,400               2.86                       3.35
                           ---------                                        ------
                           2,044,732                                        $ 1.84
                           =========                                        ======

(8)  Commitments and Contingencies

Leases

     The Company has entered into a number of operating leases extending through 2004. Future minimum lease payments as of December 31, 1999 are as follows:



               YEAR ENDING DECEMBER 31,
          -----------------------------------       ------

          2000................................     $303,000
          2001................................      200,000
          2002................................      187,000
          2003................................      163,000
          2004................................       28,000
                                                   --------
          Total minimum lease payments........     $881,000
                                                   ========

     The Company's rent expense was $140,000 and $126,500 for the years ended December 31, 1999 and 1998, respectively.

Contingencies

     The Company is engaged in certain legal actions arising in the ordinary course of business. The Company believes that it has adequate legal defenses and that the ultimate outcome of these actions will not have a material effect on the Company's financial position and results of operations.

(9)  Related-party transactions.

     Related party payables represent balances due certain officer/shareholders for working capital advances and deferred salary. Included in notes payable as of December 31, 1999 is a note due to a shareholder and former officer of the Company in the amount of $132,000. This note bears interest of prime plus two percent and is personally guaranteed by the Company's primary shareholder.

     During the first quarter of 2000, the Company agreed to repurchase into treasury 434,558 shares of common stock from its two shareholders.

     During the year ended December 31, 1998, an officer made working capital advances to the Company of $33,369. The Company accrued the officer's unpaid salary of $60,500 for the year ended December 31, 1998. During May 1998 $57,000 of the aggregate balance due to the officer was converted into common stock of the Company and as of December 31, 1998 the officer forgave $14,813 of the loan balance. This reduction of the loan balance was accounted for as a contribution of capital to the Company by the officer/shareholder.

(10) Income Taxes

     As of December 31, 1999, the Company has generated net operating loss carryforwards of approximately $9.1 million. The net operating loss carryforwards expire from 2002 through 2014. The Company has recorded a valuation allowance for the full benefit of the loss carryforward. The net change in the valuation allowance was an increase of $5.7 million and $273,000 during the years ended December 31, 1999 and 1998, respectively. Federal and state tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a shift in the ownership of the Company, which constitutes an "ownership change" as defined by Internal Revenue Code, Section 382.

(11) Segment Information

     The Company operates its business and manages financial information collectively. The Company reports revenues, under the enterprise-wide disclosure requirements by: managed services, professional services and sales of client premise equipment. The Company has no separately reportable segments in accordance with SFAS No. 131 and therefore does not report operations, identify assets and/or other resource related to business segments. Managed services currently includes the reselling of long-distance telecommunications. Professional services primarily include services such as network design, development and implementation.

     The following table shows the revenue components for 1999 and 1998:

                                                 YEAR ENDED DECEMBER 31,
                                              -----------------------------
                                                 1999               1998
                                              -----------        ----------
Revenues:
 Managed services......................       $ 1,583,000        $2,629,000
 Professional services.................           401,000            74,000
 Client premise equipment..............         8,795,000           872,000
                                              -----------        ----------
    Total revenues.....................       $10,779,000        $3,575,000
                                              ===========        ==========

(12) Subsequent Events

     In March, 2000, the Company received proceeds of $6.1 million from senior bridge notes payable. The bridge notes are payable 120 days from the date of issuance, subject to a 120-day extension at the option of the Company and bear interest at 12% payable monthly. Investors in the bridge financing received 1,692,172 shares of common stock (equal to 100% of the principal amount of the bridge financing divided by the 21-day average bid price of the Company's common stock prior to the date of funding). The Company paid the placement agent a cash fee and expenses of approximately $725,000 and issued a 5-year warrant to purchase approximately 170,000 shares of common stock at an exercise price of $3.625, the market price of the Company's common stock on the date of closing. The Company used approximately $2.5 million of the proceeds to satisfy current liabilities.

     During March, 2000, the Company entered into a non-binding letter of intent to acquire the outstanding common stock of WebNet.com, Inc. ("WebNet"). WebNet is an Atlanta-based provider of dedicated Internet access and hosting solutions to middle market companies. As part of the acquisition the Company has proposed to issue 661,000 shares of its common stock to WebNet's shareholders and an additional 300,000 shares if the WebNet operation meets certain revenue targets. The Company intends to have WebNet serve as the foundation for the expansion of the Company's Atlanta branch and expects to close the acquisition by May 2000.

     Effective April 2000, the Company entered into a 38,000 square feet of office and data center space located in Atlanta, Georgia. Approximately 27,000 square feet of this space is intended to serve as a platform to initiate the Company's network and hosting operations, with the remainder of the space to be utilized by the sales and marketing operations. The monthly cost of the lease approximates $30,000, with escalation features and expires in September, 2007.

     During January and February 2000, the Company made net working capital advances totaling $266,000 to certain creditors of SJI Corporation ("SJI"), which had entered into merger discussions with the Company. On March 20, the Company notified SJI of its intent to discontinue merger negotiations and demanded repayment of the advances. As of April 10, 2000, $23,000 had been repaid.

(13) QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

1999 QUARTERS                                FIRST      SECOND     THIRD      FOURTH
-------------                                -----      ------     -----      ------
                                              (in thousands, except for share data)
Net revenue .............................   $   632    $   666    $ 4,657    $ 4,824
Income from operations ..................      (227)      (667)      (955)    (4,013)
Net loss ................................      (229)      (656)    (1,002)    (4,504)
Net loss per share (basic & diluted).....     (0.04)     (0.10)     (0.11)     (0.49)



1998 QUARTERS                                FIRST      SECOND     THIRD      FOURTH
-------------                                -----      ------     -----      ------
                                              (in thousands, except for share data)
Net revenue .............................   $   808    $   770    $ 1,116   $   881
Income (loss) from operations ...........       (53)       (13)        76      (556)
Income (loss) before extraordinary item .       (44)       (12)        74      (542)
Net income (loss) .......................       (44)       (12)        74      (467)
Net income (loss) per share (basic &
diluted).................................     (0.01)     (0.00)      0.01     (0.07)

(14)  VALUATION AND QUALIFYING ACCOUNTS

                                              BALANCE AT   CHARGES TO      INCREASE                      BALANCE
                                               BEGINNING    OPERATING       DUE TO         ACCOUNTS      AT END
                                               OF PERIOD    EXPENSES     ACQUISITIONS     WRITTEN-OFF   OF PERIOD
                                               ---------    --------     ------------     -----------   ---------
                                                                        (IN THOUSANDS)
Accounts receivable allowance activity for
 the year ending December 31, 1999 ..........   $  17        $ 218        $      --          $ (97)       $ 138
Accounts receivable allowance activity for
 the year ending December 31, 1998...........      97           94               --           (174)          17

                                     PART IV
                                  EXHIBIT INDEX


          EXHIBIT
          NUMBER       DOCUMENT DESCRIPTION
          ------       --------------------
          3.1          Certificate of Incorporation, as amended.

          3.2 By-Laws (incorporated by reference to Registrant's Registration Statement (Reg No. 002-95320-NY) filed with the Commission on January 15, 1985).

          4.1          Specimen Common Stock Certificate.

          4.2 Form of Securities Purchase Agreement dated June 2, 1999 by and among Registrant and certain purchasers.

          4.3 Form of Registration Rights Agreement dated June 2, 1999 by and among Registrant and certain investors.

          4.4 Form of Securities Purchase Agreement dated June 30, 1999 by and among Registrant and certain investors.

          4.5 Form of Registrant Rights Agreement dated June 30, 1999 by and among Registrant and certain investors.

          4.6 Form of Warrant (included as Appendix A to Exhibits 4.2 and 4.4).

          4.7          Form of Securities Purchase Agreement for Senior Bridge
                       Notes.

          4.8          Form of Senior Bridge Note.

          4.9 Form of Registration Rights Agreement among Registrant and Senior Bridge Note investors.

          10.1         Incentive Stock Option Plan

          10.2         Stock Purchase Plan.

          10.3         Atlanta Lease.

          21.1         Subsidiaries.

          23.1         Consent of Arthur Andersen LLP.

          23.2         Consent of James E. Scheifley & Associates, P.C.

          27.1         Financial Data Schedule.