Form 10QSB
period 2000-03-31
NUCLEUS INC
filed 2000-05-15
CIK 761034

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the Transition period from _____________ to _____________

                         COMMISSION FILE NUMBER 0-14039


                                  NUCLEUS, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)



             NEVADA                                      11-2714721
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
I.R.S. Employer Identification No.)

                      401 NORTH MICHIGAN AVENUE, SUITE 745
                                CHICAGO, IL 60611
                    (Address of principal executive offices)

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

         The number of shares outstanding of the Company's only class of common stock, as of May 11, 2000 was 11,639,141 shares of its $.001 par value common stock.

         Transitional Small Business Disclosure Format
(check one)  Yes        No   X
                ---         ---

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

Form 10-QSB Signature Page

ITEM 1.           FINANCIAL STATEMENTS

                  Balance Sheets as of March 31, 2000 and December 31, 1999 Statements of Operations for the three months ended March 31, 2000 and 1999
                  Statements of Cash Flows for the three months ended March 31, 2000 and 1999
                  Notes to Condensed Consolidated (Unaudited) Financial
                  Statements

                                  NUCLEUS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                   MARCH 31,      DECEMBER 31,
                                                                                     2000            1999
                                                                                 ------------    ------------
                                                                                 (unaudited)

ASSETS
Current assets:
   Cash .......................................................................  $  2,417,215    $    270,291
   Accounts receivable .........................................................    1,205,049       1,704,028
   Other .......................................................................      370,208          75,203
   Deferred finance cost .......................................................    1,323,343              --
                                                                                 ------------    ------------
      Total current assets .....................................................    5,315,815       2,049,522
                                                                                 ------------    ------------

   Property and equipment, net .................................................      208,027         133,745
   Goodwill, net ...............................................................    6,144,878       6,454,869
                                                                                 ------------    ------------
      Total assets ............................................................. $ 11,668,720    $  8,638,136
                                                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Senior notes payable (net of discount of $5,849,667) ........................ $    254,333    $         --
   Line of credit ..............................................................      499,444         534,285
   Notes payable ...............................................................      817,396       1,474,267
   Trade accounts payable ......................................................    1,925,608       2,962,731
   Accrued expenses ............................................................    1,062,763         819,402
                                                                                 ------------    ------------
      Total current liabilities ................................................    4,559,544       5,790,685

Stockholders' equity:
   Common stock -- $0.001 par value, 900,000,000 shares authorized; shares issued and outstanding (11,639,141 and 9,610,104 on March 31, 2000
      and December 31, 1999, respectively) .....................................       11,639           9,610
   Additional paid-in capital ..................................................   19,009,183      12,250,664
   Stock warrants ..............................................................      727,349         377,069
   Treasury stock ..............................................................     (651,838)             --
   Accumulated deficit..........................................................  (11,987,157)     (9,789,892)
                                                                                 ------------    ------------
   Total stockholders' equity ..................................................    7,109,176       2,847,451
                                                                                 ------------    ------------

Total liabilities and stockholders' equity ..................................... $ 11,668,720    $  8,638,136
                                                                                 ============    ============

                See accompanying Notes to Condensed Consolidated
                       (Unaudited) Financial Statements.

                                  NUCLEUS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                                   MARCH 31,
                                                         ------------------------
                                                             2000          1999
                                                         -----------   ----------
Revenue .............................................    $ 3,823,618   $  632,343
Cost of revenue......................................      3,045,166      417,509
                                                         -----------   ----------
   Gross profit .....................................        778,452      214,834

Operating expenses ..................................      2,055,395      427,478
Stock based compensation expense ....................        108,500           --
Depreciation and amortization expense ...............        316,906       14,291
                                                         -----------   ----------
   Operating loss ...................................     (1,702,349)    (226,935)

Interest and other expenses .........................       (494,916)      (2,146)
                                                         -----------   ----------

Loss before income taxes ............................     (2,197,265)    (229,081)

Income tax benefit ..................................            --            --
                                                         -----------   ----------
Net loss ............................................    $(2,197,265)  $ (229,081)
                                                         ===========   ==========

Basic and diluted loss per common share .............    $     (0.22)  $    (0.04)
                                                         ===========   ==========

Weighted average shares outstanding--
   basic and diluted ................................     10,074,177    6,436,936
                                                         ===========   ==========

                See accompanying Notes to Condensed Consolidated
                       (Unaudited) Financial Statements.

                                  NUCLEUS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                  ---------------------------
                                                                                      2000             1999
                                                                                  ------------   ------------

Net loss .......................................................................  $(2,197,265)   $  (229,081)
Adjustments to reconcile net loss to net cash from operating activities:
   Depreciation and amortization ...............................................      316,906         14,291
   Compensation expense related to issuance of equity securities ...............      108,500             --
   Amortization of deferred financial costs and debt discount ..................      311,870             --
   Loss on disposal of fixed assets ............................................       10,000             --
   Changes in operating assets and liabilities .................................     (894,988)       207,619
                                                                                  -----------    -----------
      Total adjustments ........................................................     (147,712)      (221,910)
                                                                                  -----------    -----------
   Net cash from operating activities ..........................................   (2,344,977)         (7,171)
                                                                                  -----------    ------------

Cash flows used for investing activities:
   Capital expenditures ........................................................      (91,198)         (3,738)
                                                                                  -----------    ------------

Cash flows from financing activities:
   Proceeds from senior notes payable ..........................................    6,104,000              --
   Borrowings (repayments) on notes payable ....................................     (656,870)           (828)
   Decrease in lines of credit .................................................      (34,841)             --
   Proceeds from the sale of common stock ......................................      548,048              --
   Purchase of treasury stock ..................................................     (651,838)             --
   Payments of deferred financing costs ........................................     (725,400)             --
                                                                                  -----------    ------------

      Net cash from financing activities .......................................    4,583,099            (828)
                                                                                  -----------    ------------

Increase (decrease) in cash ....................................................    2,146,924         (11,737)

Cash, beginning period .........................................................      270,291          25,217
                                                                                  -----------    ------------

Cash, end of period ............................................................  $ 2,417,215    $     13,480
                                                                                  ===========    ============

Non-cash investing and financing activities:
   Common stock issued with debt facility ......................................  $ 6,104,000    $         --
   Fair value of stock warrants issued with debt facility ......................      350,280              --
                                                                                  ===========    ============

                See accompanying Notes to Condensed Consolidated
                       (Unaudited) Financial Statements.

                                  NUCLEUS, INC.
        NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE 1.  GENERAL

         We are a provider of Internet system and network management solutions and technology professional services for enterprises looking to operate in an Internet-based environment. Through the ongoing development of our eNucleus Platform Solution, we deliver the building blocks for businesses to conduct electronic commerce over the Internet. Our eNucleus Platform Solution provides an integrated environment which delivers high speed Internet transport, licensed e-business enabling software and hosting.

         We began business operations in 1987 in Colorado Springs, Colorado, as a provider of computer systems and componentry. We adopted the name Nucleus, Inc. ("Nucleus") in December 1998 and reorganized in April 1999 when Nucleus merged with Nucleus Holding Corporation ("Holdings"), a privately-held Illinois corporation based in Chicago, Illinois. At that time, we installed a new management team and formulated new goals and operating strategies. We now maintain our headquarters in Chicago, Illinois.

         The merger between Nucleus and Holdings was accounted for as a pooling-of-interests for financial reporting purposes. Accordingly, our consolidated financial statements have been restated for all periods prior to the merger to include the results of operations, financial position and cash flows of both Nucleus and Holdings. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, we believe that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.

         Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For additional information with respect to Nucleus, refer to the consolidated financial statements and footnotes for the year ended December 31, 1999 that are included in our annual report on Form 10-KSB.

NOTE 2.  FINANCIAL RESULTS AND LIQUIDITY

          We have only recently begun to execute on our business plan and face all the risks common to companies in their early stages of development, including undercapitalization and uncertainty of funding sources, high initial expenditure levels and uncertain revenue streams, an unproven business model, difficulties in managing growth and difficulties in managing operations offering services in different geographic locations. We have incurred net losses of $2.2 million for the three months ended March 31, 2000 and $6.4 million for the year ended December 31, 1999. Our recurring losses raise substantial doubt about our ability to continue as a going concern. Our financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. In March 2000, we received net proceeds of approximately $5.5 million from the issuance of senior bridge notes payable on July 6, 2000, subject to a 120-day extension at our option upon payment of an extension fee. We also issued in the first quarter 2000 a total of 365,365 shares of our common stock for $548,000 in cash. See Note 4. Financing Arrangements. We will continue to pursue long-term financial support including seeking financial and strategic investors, lenders and/or technology partners to execute our business plan. Under any of these scenarios, management believes that our common stock would likely be subject to substantial dilution. We believe that despite the financial hurdles and funding uncertainties going forward, we have under development a business plan that, if successfully funded and executed, can enhance operating results.

NOTE 3.  SEGMENT INFORMATION

          We operate our business and manage financial information as one business segment. We report revenue under the enterprise-wide disclosure requirements as managed services, professional services or sales of client premise equipment. We have no separately reportable segments under SFAS No. 131 and therefore do not report operations, identify assets and/or other resource related to business segments. The following table shows the revenue components for the three months ended March 31, 2000 and 1999, respectively.

                                                          THREE MONTHS
                                                         ENDED MARCH 31,
                                                  --------------------------
                                                     2000             1999
                                                  ----------        --------

Revenues:
  Managed services..........................      $  253,782        $514,516
  Professional services.....................         218,601          69,304
  Client premise equipment..................       3,351,235          48,523
                                                  ----------        --------
     Total revenues.........................      $3,823,618        $632,343
                                                  ==========        ========

NOTE 4.  FINANCING ARRANGEMENTS

         In the first quarter 2000, we issued 365,365 shares of our common stock for $548,000 in cash. We paid a broker-dealer $9,000 in cash and warrants to purchase 6,000 shares of our common stock at $1.50 per share related to certain of these sales.

          On March 21, 2000, we issued senior bridge notes in the aggregate principal amount of $6,104,000. The notes are due on July 6, 2000 and pay interest of 12% per annum on a monthly basis. We may elect to extend the maturity date of the notes for another 120 days by providing an extension fee to the note investors equal to 5% of the gross note proceeds payable in stock.
The note investors also received 1,692,172 shares of common stock. If we raise additional equity capital prior to the maturity date of the notes, the note investors may convert their notes into permanent equity at the price per share for which such equity is sold or at the conversion or exercise price per share if convertible securities or warrants are sold.

         Roth Capital Partners (formerly Cruttenden Roth Incorporated) acted as placement agent for the senior bridge notes and received a cash fee of $610,400, $115,000 in expenses and a 5-year warrant to purchase approximately 170,000 shares of common stock at an exercise price of $3.625 per share. We have agreed to engage Roth Capital Partners in connection with future private or public capital raising activities, for which we have negotiated fees payable upon the closing of any such financings.

          All of the shares and warrants issued in connection with the senior bridge financing have registration rights.

NOTE 5.  RELATED-PARTY TRANSACTIONS

        During 1999, John C. Paulsen, our president and chief executive officer, made cash loans to Nucleus and cash payments to Nucleus vendors totaling $711,000. Nucleus made cash repayments and other cash advances to Mr. Paulsen of $782,000 during 1999. As of December 31, 1999, Nucleus carried a payable to Mr. Paulsen of $121,000, which represented the balance of the cash provided net of deferred compensation and interest recorded for Mr. Paulsen for 1999. During the first quarter 2000, Mr. Paulsen made cash loans to Nucleus totaling $154,000. Nucleus made cash repayments to Mr. Paulsen of the payable outstanding and repurchased from Mr. Paulsen 264,078 shares of Nucleus common stock for $1.50 per share.

         During 1999, Henry Paulsen, John Paulsen's father, made loans to Nucleus of $216,000 and received repayments and other cash advances from Nucleus of $311,000. As of December 31, 1999, Nucleus carried a receivable from Henry Paulsen of $26,000, representing the balance of the cash provided net of deferred compensation and interest recorded for Henry Paulsen for 1999. During the first quarter of 2000, Nucleus repurchased from Henry Paulsen 170,480 shares of Nucleus common stock for $1.50 per share. The amount paid for the stock included the receivable due from Henry Paulsen carried over from 1999.

NOTE 6.  ACQUISITION

         On May 11, 2000, we completed the acquisition of WebNet.com, Inc. WebNet is an Atlanta-based provider of dedicated Internet access and hosting solutions to middle market companies. As acquisition consideration, we issued 661,000 shares of our common stock to WebNet's shareholders and have agreed to issue an additional 300,000 shares if the WebNet operation meets certain revenue targets. WebNet shareholders also received a put option to require Nucleus to repurchase 60,000 shares at $5.00 per share on May 11, 2001. The WebNet operation will serve as the foundation for the expansion of our Atlanta branch.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         We deliver the building blocks for businesses to conduct electronic commerce over the Internet. Our eNucleus Platform Solution (eNPS) provides an integrated environment which delivers high speed Internet transport, licensed e-business enabling software and web hosting.

         We presently earn revenue from the following product and service offerings: managed services, professional services, and client premise equipment.

         We recognize revenue for managed and professional services as services are performed. Clients are billed over the course of an engagement at an hourly rate or on a recurring fixed-price basis. Billable rates vary by the service provided and geographical region and typically range from $75 to $275 per hour for professional services and $100 to $50,000 per month for managed services.

         Client premise equipment revenue is recognized upon shipment of equipment. Client premise equipment comprised 88% and 8% of our revenue for the three months ended March 31, 2000 and 1999, respectively. Innovative Technology Solutions, Inc. (ITS), which we acquired in July 1999, historically operated as a reseller of computer equipment. During February 2000, ITS sales personnel began marketing our eNPS services. Going forward, client premise equipment will be sold primarily to support our managed services.

         Cost of revenue includes the costs of services and material directly related to the revenue. These costs include direct labor and benefits, subcontracted labor or other outside services, and other direct costs associated with revenues, as well as an allocation of certain indirect costs such as the cost to purchase computer and network equipment sold to clients.

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

EXPANSION

         We are pursuing an aggressive strategy to deliver our products and services on a national scale. We initiated our growth strategy by acquiring four companies in 1999 to decrease our time to market and increase our revenue and geographic presence, expanding from one to five operating locations. These initial acquisitions provided us with an operating framework and infrastructure. Beginning in February 2000, these businesses began offering our eNPS services. We intend to extend sales of our eNPS services into the client base we obtained through our acquisitions. Additionally, we intend to foster the local and regional relationships developed by management of our acquired businesses into potential sales opportunities.

         Our growth strategy in the future will be primarily based on expanding our internal capabilities through capital expenditures relating to our network build out, the additional hiring of personnel, by aggressively expanding sales into our existing customer base and by penetrating new customers.

RESULTS OF OPERATIONS FOR THE FIRST QUARTER 2000

         Revenue. For the first quarter 2000, revenues increased $3.2 million to $3.8 million from $632,000 in the first quarter 1999. As a percent of revenue, 7% and 81% was derived from managed services, 5% and 11% was derived from professional services and 88% and 8% was derived from client premise equipment for first quarter 2000 and first quarter 1999, respectively.

         Cost of revenue. For the first quarter 2000, cost of revenue increased approximately $2.6 million to $3.0 million from $418,000 in the first quarter 1999. As a percentage of revenue, cost of revenue increased to 80% in the first quarter 2000 from 66% in the first quarter 1999. The increases are due to increased sales volume from client premise equipment and a decrease in sales of managed and professional services, which have higher margins.

         Operating expenses. For the first quarter 2000, operating expenses increased $1.6 million to $2.1 million from $427,000 in the first quarter 1999. Operating expenses as a percentage of revenue decreased to 54% in the first quarter 2000 from 68% in the first quarter 1999. We acquired four companies in 1999. For the first quarter 2000, operating expenses associated with these acquired companies approximated $510,000. Additionally, as part of our growth strategy, we increased our employee base, back office support, and added additional management to support the growth of the business. We expect that our growth strategy will continue to require significant sales and marketing activities, including an expansion of our sales force and further development of brand name recognition. In addition, we will continue to build our personnel base to support our growth strategy in the rapidly evolving industry of managed services. As a result, we believe that our selling, general and administrative expenses will continue to increase in the future.

         Stock based compensation expense. For the first quarter 2000, stock based compensation expense was $109,000. No stock based compensation was recorded in the first quarter 1999. During 1999, we granted stock options and/or warrants to attract certain management personnel and/or advisors at exercise prices below market value. These options/warrants vest over periods ranging from zero to three years. As a result, we incurred non-cash compensation charges and expect to continue to record such charges in future periods until the compensation associated with these charges have been fully amortized. We expect stock based compensation expense to increase as we continue to offer equity incentives to attract talented management and advisory personnel.

         Depreciation and amortization expense. Depreciation and amortization expense increased $303,000 to $317,000 in the first quarter 2000 as compared to the first quarter 1999. The increase was primarily a result of $310,000 in amortization expense incurred from goodwill recorded with the purchase of our acquired companies.

         Interest and other expenses. Interest and other expenses increased $493,000 to $495,000 in the first quarter 2000 from the first quarter 1999. Of this amount, $129,000 relates to penalties we incurred by not registering certain securities purchased from us on June 2, 1999, while $332,000 relates to amortization of the costs associated with the common stock and warrants we issued in connection with our senior bridge financing.

         Net loss. Our net loss increased $2.0 million to $2.2 million in the first quarter 2000 compared to a loss of $229,000 in the first quarter 1999. As discussed above, the increased loss is attributable to growth strategy costs in excess of current period revenue, additional depreciation and amortization expense associated with acquisitions and non-cash interest expense incurred in connection with our senior bridge financing.

LIQUIDITY AND CAPITAL RESOURCES

         Our working capital increased by $4.5 million to $756,000 at March 31, 2000, from a deficit of $3.7 million at December 31, 1999. This increase is attributable to the common stock sales and senior bridge financing discussed herein and using the proceeds to reduce our current liabilities.

         In January 2000, we issued 365,365 shares of common stock for $548,000 in cash. We paid a broker-dealer $9,000 in cash and warrants to purchase 6,000 shares of our common stock at $1.50 per share related to certain of these sales.

          On March 21, 2000, we issued senior bridge notes in the aggregate principal amount of $6,104,000. The notes are due on July 6, 2000 and pay interest of 12% per annum on a monthly basis. We may elect to extend the maturity date of the notes for another 120 days by providing an extension fee to the note investors equal to 5% of the gross note proceeds payable in stock.
The note investors also received 1,692,172 shares of common stock. If we raise additional equity capital prior to the maturity date of the notes, the note investors may convert their notes into permanent equity at the price per share for which such equity is sold or at the conversion or exercise price per share if convertible securities or warrants are sold.

         Roth Capital Partners received a cash fee of $610,400, $115,000 in expenses and a 5-year warrant to purchase approximately 170,000 shares of common stock at an exercise price of $3.625 per share in connection with the financing. We have agreed to engage Roth Capital Partners in connection with future private or public capital raising activities, for which we have negotiated fees payable upon the closing of any such financings. All of the shares and warrants issued in connection with the senior bridge financing have registration rights.

        During 1999, John C. Paulsen, our president and chief executive officer, made cash loans to Nucleus and cash payments to Nucleus vendors totaling $711,000. Nucleus made cash repayments and other cash advances to Mr. Paulsen of $782,000 during 1999. As of December 31, 1999, Nucleus carried a payable to Mr. Paulsen of $121,000, which represented the balance of the cash provided net of deferred compensation and interest recorded for Mr. Paulsen for 1999. During the first quarter 2000, Mr. Paulsen made cash loans to Nucleus totaling $154,000. Nucleus made cash repayments to Mr. Paulsen of the payable outstanding and repurchased from Mr. Paulsen 264,078 shares of Nucleus common stock for $1.50 per share.

         During 1999, Henry Paulsen, John Paulsen's father, made loans to Nucleus of $216,000 and received repayments and other cash advances from Nucleus of $311,000. As of December 31, 1999, Nucleus carried a receivable from Henry Paulsen of $26,000, representing the balance of the cash provided net of deferred compensation and interest recorded for Henry Paulsen for 1999. During the first quarter of 2000, Nucleus repurchased from Henry Paulsen 170,480 shares of Nucleus common stock for $1.50 per share. The amount paid for the stock included the receivable due from Henry Paulsen carried over from 1999.

         On May 11, 2000, we completed the acquisition of WebNet.com, Inc. WebNet is an Atlanta-based provider of dedicated Internet access and hosting solutions to middle market companies. As acquisition consideration, we issued 661,000 shares of our common stock to WebNet's shareholders and have agreed to issue an additional 300,000 shares if the WebNet operation meets certain revenue targets. WebNet shareholders also received a put option to require Nucleus to repurchase 60,000 shares at $5.00 per share on May 11, 2001. The WebNet operation will serve as the foundation for the expansion of our Atlanta branch. As part of our Atlanta expansion, we also recently signed a data center lease. Monthly lease payments are $30,000, with escalation clauses. The lease expires in 2007.

         During January and February 2000, we made net working capital advances totaling $289,000 to certain creditors of SJI Corporation, which had entered into merger discussions with us. On March 20, we notified SJI of our intent to discontinue merger negotiations and demanded repayment of the advances. As of March 31, 2000, $23,000 had been repaid.

         On July 23, 1999, we entered into a $500,000 secured demand loan agreement with Bank of America. The line of credit is secured by our assets and the assets of Mr. Paulsen, bears interest monthly at the rate of prime plus one hundred basis points, and principal is payable on demand. As of March 31, 2000, the entire amount under the line of credit was outstanding.

         Effective June 30, 1999, in connection with the acquisition of ITS, we issued 1,000,000 shares of our common stock and a $1,000,000 subordinated note. The note bears interest at the rate of prime plus one percent, and is secured by 375,000 shares of the common stock owned by Mr. Paulsen. The note, which was originally due on October 8, 1999, was extended by ITS shareholders in consideration for 100,000 additional shares of our common stock. The note is due on June 30, 2000. We retired $600,000 of this note out of the senior bridge financing.

         Although we have plans to invest significantly in property and equipment, we have no material commitments for such items at this time. We anticipate we will have significant cash requirements for several years as we expand our network, increase our employee base to support our expanding operations and invest in our sales and marketing organization.

         The satisfaction of our cash requirements hereafter will depend in large part on our ability to successfully raise capital from external sources to pay for our planned capital expenditures and to fund operations. We do not expect that sufficient cash will be generated from operations to fund our growth for the foreseeable future. As a result, we expect to aggressively pursue additional sources of funds, the form of which will vary depending upon prevailing market and other conditions and may include short or long-term borrowings or the issuance of equity securities. We cannot assure you that we will be able to obtain such funding, or if such funding is available, that it will be on favorable terms.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On January 20, 2000, we issued 100,000 shares of common stock to sophisticated investors in transactions not involving a public offering for an aggregate amount of $150,000. The sale was exempt from registration under
Section 4(2) of the Securities Act. The recipients of securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. In each instance, offers and sales were made without any public solicitation. The securities were placed with the services of a broker-dealer, which was paid a cash fee of $9,000 and warrants to purchase $6,000 shares of our common stock at $1.50 per share which expire on Janaury 20, 2002. All recipients had adequate access to information about Nucleus.

         In various transactions not involving public offerings, on January 20, 2000 and February 4, 2000, we issued a total of 265,365 shares of our common stock to sophisticated investors for an aggregate amount of $398,048. The sale was exempt from registration under Section 4(2) of the Securities Act. The recipients of securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. In each instance, offers and sales were made without any public solicitation. No underwriter or broker-dealer was involved in the transactions and no commission was paid. All recipients had adequate access to information about Nucleus.

          On January 20, 2000, we issued a warrant to purchase 200,000 shares of our common stock at $2.12 per share to a financial consultant. The warrant expires on the earlier of August 23, 2000 or 30 days following the effectiveness of a registration statement which registers shares of our common stock.

         On March 21, 2000, we received $6,104,000 through the sale of senior bridge notes. Pursuant to the terms of this financing, we issued 1,692,172 shares of common stock. The sale was exempt from registration under Section 4(2) of the Securities Act. The recipients of securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. In each instance, offers and sales were made without any public solicitation. The securities were placed with the services of a broker-dealer, which was paid a cash fee equal to 10% of the offering amount, out-of-pocket expenses, and warrants equal to 10% of the number of shares issued to the note investors. All recipients had adequate access to information about Nucleus. All of these shares and warrants have registration rights.

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

         Not Applicable.

                                    SIGNATURE

         In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    NUCLEUS, INC.


                                    /s/ JOHN C. PAULSEN
                                    --------------------------------------------
                                    John C. Paulsen, President and
                                    Chief Executive Officer


                                   /s/ J. THEODORE HARTLEY
                                   ---------------------------------------------
                                   J. Theodore Hartley, Executive Vice President and Chief Financial Officer

Date:  May 12, 2000