Form 10QSB
period 2000-06-30
ENUCLEUS INC
filed 2000-08-14
CIK 761034

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the Transition period from _________ to _________

                         COMMISSION FILE NUMBER 0-14039

                                 eNUCLEUS, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)



            DELAWARE                                     11-2714721
  (STATE OR OTHER JURISDICTION              (I.R.S. EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)


                      401 NORTH MICHIGAN AVENUE, SUITE 745
                                CHICAGO, IL 60611
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (312) 683-9000

     Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities and Exchange Act during the past 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
         ---   ---

     As of August 14, 2000 the company had outstanding 13,550,141 shares of its common stock, par value $0.001 per share.

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

FORM 10-QSB SIGNATURE PAGE

ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated (Unaudited) Balance Sheets as of June 30, 2000 and December 31, 1999.
          Condensed Consolidated (Unaudited) Statements of Operations for the three months and six months ended June 30, 2000 and 1999.
          Condensed Consolidated (Unaudited) Statements of Cash Flows for the six months ended June 30, 2000 and 1999.
          Notes to Condensed Consolidated (Unaudited) Financial Statements.

                                 eNUCLEUS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                     June 30,       December 31,
                                                       2000             1999
                                                   -----------      ------------
ASSETS
Current assets:
     Cash ....................................     $   463,852      $   270,291
     Accounts receivable, net ................       1,575,360        1,704,028
     Other current assets ....................         462,400          75,203
     Deferred finance cost ...................         805,513               --
                                                   -----------      -----------
          Total current assets ...............       3,307,125        2,049,522
                                                   -----------      -----------

     Property and equipment, net .............       1,915,663          133,745
     Goodwill, net ...........................       7,528,942        6,454,869
                                                   -----------      -----------
          Total assets .......................     $12,751,730      $ 8,638,136
                                                   ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Senior notes payable (net of debt
       discount of $3,560,487) ...............     $ 2,543,513               --
     Line of credit ..........................         499,444          534,285
     Notes payable ...........................         761,441        1,474,267
     Capitalized lease .......................       1,250,000               --
     Trade accounts payable ..................       2,425,732        2,962,731
     Accrued expenses ........................       1,430,113          819,402
                                                   -----------      -----------
          Total current liabilities ..........       8,910,243        5,790,685
                                                   -----------      -----------
     Long term liabilities ...................              --               --
                                                   -----------      -----------
          Total liabilities ..................       8,910,243        5,790,685
                                                   -----------      -----------

Redeemable securities ........................         172,310               --
                                                   -----------      -----------
Stockholders' equity:
     Common stock - $0.001 par value,
       900,000,000 shares authorized; shares
       issued and Outstanding (13,550,141 and
       9,610,104 on June 30, 2000 and December
       31, 2000, respectively) ...............          13,550            9,610
     Additional paid-in capital ..............      24,392,984       12,250,664
     Subscriptions receivable ................      (2,695,000)              --
     Stock warrants ..........................         727,349          377,069
     Treasury stock ..........................        (651,838)              --
     Accumulated deficit .....................     (18,117,868)      (9,789,892)
                                                   -----------      -----------
     Total stockholders' equity ..............       3,669,177        2,847,451
                                                   -----------      -----------
Total liabilities and stockholders' equity ...     $12,751,730      $ 8,638,136
                                                   ===========      ===========

See accompanying notes to condensed consolidated unaudited financial statements.

                                 eNUCLEUS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                THREE MONTHS    THREE MONTHS     SIX MONTHS     SIX MONTHS
                                                   ENDED           ENDED           ENDED           ENDED
                                               JUNE 30, 2000   JUNE 30, 1999   JUNE 30, 2000   JUNE 30, 1999
                                               -------------   -------------   -------------   -------------
Revenue ....................................    $ 2,488,897      $  665,285     $ 6,312,515      $1,297,628
Cost of revenue ............................      2,105,221         542,825       5,150,387         987,467
                                                -----------      ----------     -----------      ----------
     Gross profit ..........................        383,676         122,460       1,162,128         310,161

Operating expenses .........................      1,886,659         776,269       3,942,054       1,220,905
Stock based compensation expense ...........      1,127,897              --       1,236,397              --
Depreciation and amortization expense ......        344,924          13,503         661,830          13,503
     Operating loss ........................     (2,975,804)       (667,312)     (4,678,153)       (924,247)
                                                -----------      ----------     -----------      ----------
Interest and other income (expenses), net ..     (3,154,908)         10,826      (3,649,824)          8,680

Net loss ...................................    $(6,130,712)     $ (656,486)    $(8,327,977)     $ (915,567)
                                                ===========      ==========     ===========      ==========
Basic and diluted loss per common share ....    $     (0.49)     $    (0.10)    $     (0.74)     $    (0.14)
                                                -----------      ----------     -----------      ----------
 Weighted average shares outstanding - basic
     and diluted ...........................     12,560,753       6,560,380      11,297,168       6,560,380
                                                -----------      ----------     -----------      ----------

See accompanying notes to condensed consolidated unaudited financial statements.

                                 eNUCLEUS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      SIX MONTHS ENDED   SIX MONTHS ENDED
                                                       JUNE 30, 2000      JUNE 30, 1999
                                                      ----------------   ----------------
Cash flows from operating activities:
Net loss .............................................  $(8,327,977)        $(915,567)
Adjustments to reconcile net loss to net cash
  from operating activities:
     Depreciation and amortization ...................      661,830            40,160
     Compensation expense related to issuance of
     equity securities ...............................    1,236,397                --
     Amortization of deferred financial costs and
     debt discount ...................................    3,118,880                --
     Loss on disposal of fixed assets ................       10,000            17,536
     Changes in operating assets and liabilities .....     (538,962)          239,890
                                                        -----------         ---------
     Net cash used for operating activities ..........   (3,839,832)         (617,981)
                                                        -----------         ---------
Cash flows from investing activities:
     Deposits on CCI acquisition .....................           --          (500,000)
     Capital expenditures ............................     (520,010)          (39,225)
                                                        -----------         ---------
     Net cash used for investing activities ..........     (520,010)         (539,225)
                                                        -----------         ---------
Cash flows from financing activities:
     Proceeds from senior notes payable ..............    6,104,000                --
     Borrowings (repayments) on notes payable ........     (686,566)          (62,391)
     Decrease in lines of credit .....................      (34,841)               --
     Proceeds from the sale of common stock ..........      548,048         1,387,000
     Purchase of treasury stock ......................     (651,838)               --
     Payments of deferred finance costs ..............     (725,400)               --
     Payments to former owners .......................           --          (192,620)
                                                        -----------         ---------
          Net cash provided by financing activities ..    4,553,403         1,131,989
                                                        -----------         ---------
Increase (decrease) in cash ..........................      193,561           (25,217)

Cash, beginning of period ............................      270,291            25,217
                                                        -----------         ---------
Cash, end of period ..................................  $   463,852         $      --
                                                        ===========         =========
Non-cash investing and financing activities:
     Common stock issued with senior notes payable ...  $ 6,104,000         $      --
     Fair value of stock warrants issued with
       debt facility .................................      350,280                --
     Fixed assets acquired through capital lease .....    1,250,000                --
     Stock issued for note receivable ................    2,695,000                --
     Stock issued to effect acquisition ..............    1,735,125                --
                                                        ===========         =========

See accompanying notes to condensed consolidated unaudited financial statements.

                                 eNUCLEUS, INC.
        NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS
                                  JUNE 30, 2000

NOTE 1.   GENERAL

     We are a provider of Internet system and network management solutions and technology professional services for enterprises looking to operate in an Internet-based environment. Through the ongoing development of our eNucleus Platform Solution, we deliver the digital building blocks for businesses to conduct electronic commerce over the Internet. Our eNucleus Platform Solution provides an integrated environment which delivers high speed Internet transport, licensed e-business enabling software and hosting.

     We began business operations in 1987 in Colorado Springs, Colorado, as a provider of computer systems and componentry. We adopted the name Nucleus, Inc. in December 1998 and reorganized in April 1999 when Nucleus merged with Nucleus Holding Corporation ("Holdings"), a privately-held Illinois corporation based in Chicago, Illinois. At that time, we installed a new management team and formulated our current goals and operating strategies. We now maintain our headquarters in Chicago, Illinois.

     On July 14, 2000 our shareholders approved our re-incorporation into Delaware from Nevada and changing our name to eNucleus, Inc. from Nucleus, Inc.

     The merger between Nucleus and Holdings was accounted for as a pooling-of-interests for financial reporting purposes. Accordingly, our consolidated financial statements have been restated for all periods prior to the merger to include the results of operations, financial position and cash flows of both eNucleus and Holdings. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.

     Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For additional information with respect to eNucleus, refer to the consolidated financial statements and footnotes for the year ended December 31, 1999 that are included in our annual report on Form 10-KSB.

NOTE 2.   FINANCIAL RESULTS AND LIQUIDITY

     We have only recently begun to execute on our business plan and face all the risks common to companies in their early stages of development, including undercapitalization and uncertainty of funding sources, high initial expenditure levels and uncertain revenue streams, an unproven business model, difficulties in managing growth and difficulties in managing operations offering different products and services in different geographic locations. We have incurred net losses of $6.1 million for the months ended June 30, 2000 and $8.3 million for the six months ended June 30, 2000. Our recurring losses raise substantial doubt about our ability to continue as a going concern. Our financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. Our cash resources are presently not adequate for us to continue operating. Unless we raise additional cash from outside sources over the next several weeks, we will be unable to satisfy our obligations. We have engaged Roth Capital Partners to raise permanent equity financing through a private placement of securities dated May 30, 2000, but no assurances can be given that we will be successful in raising additional funds to continue our operations. We will continue to pursue long-term financial support including seeking strategic investors, lenders and/or technology partners to execute our business plan. Under any of these scenarios, management believes that our common stock would likely be subject to substantial dilution. We believe that despite the financial hurdles and funding uncertainties going forward, we have under development a business plan that, if successfully funded and executed, can enhance operating results.

NOTE 3.   SEGMENT INFORMATION

     We operate our business and manage financial information collectively. We report revenues, under the enterprise-wide disclosure requirements by: managed services, communication services, professional services and sales of client premise equipment. We have no separately reportable operating segments in accordance with SFAS No. 131 and therefore do not report operations, identify assets and/or other resources related to operating segments. The following table shows the revenue components for 2000 and 1999:

                             Three Months Ended June 30,   Six Months Ended June 30,
                             ---------------------------   -------------------------
                                 2000           1999            2000         1999
                             ------------   ------------   -------------  ----------
Revenues:
 Managed services .........  $   48,693     $       --      $   48,693    $       --
 Communication Services ...     201,000        429,911         454,782       944,427
 Professional services ....     285,679        109,522         504,280       178,826
 Client premise equipment..   1,953,525        125,852       5,304,760       174,375
    Total revenues ........  $2,488,897     $  665,285      $6,312,515    $1,297,628

NOTE 4.   FINANCING ARRANGEMENTS

     In the first quarter 2000, we issued 365,365 shares of our common stock for $548,000 in cash. We paid a broker-dealer $9,000 in cash and warrants to purchase 6,000 shares of our common stock at $1.50 per share related to certain of these sales.

     On March 21, 2000, we issued senior bridge notes in the aggregate principal amount of $6,104,000. The notes were due on July 6, 2000 and pay interest of 12% per annum on a monthly basis. We have elected to extend the maturity date of these notes for another 120 days pursuant to the terms in consideration for issuance of an additional 244,000 shares of our common stock. These notes are now due on November 3, 2000. The note investors also received 1,692,172 shares of common stock. If we raise additional equity capital prior to the maturity date of the notes, the note investors may convert their notes into permanent equity at the price per share for which such equity is sold or at the conversion or exercise price per share if convertible securities or warrants are sold. If we were to default on the payment of these notes the investors are entitled to convert the notes at a price equal to the 21-day average stock price for our common stock prior to the date of default.

     Roth Capital Partners (formerly Cruttenden Roth Incorporated) acted as placement agent for the senior bridge notes and received a cash fee of $610,400, reimbursement for expenses of $115,000 and a 5-year warrant to purchase approximately 170,000 shares of common stock at an exercise price of $3.625 per share. We have engaged Roth Capital Partners in connection with future private or public capital raising activities, for which we have negotiated fees payable upon the closing of any such financings.

     All of the shares and warrants issued in connection with the senior bridge financing have registration rights.

NOTE 5.   RELATED-PARTY TRANSACTIONS

     On May 24, 2000, in consideration of past and current personal guarantees provided by John C. Paulsen on various obligations of eNucleus and for advancing funds from time to time to eNucleus, Mr. Paulsen was provided the opportunity to purchase 1,250,000 shares of our common stock at the then market price (as quoted by NASDAQ) of $2.156 per share. eNucleus loaned Mr. Paulsen the full amount of the purchase price for the stock. Mr. Paulsen has pledged the stock as security for the loan. As of August 14, 2000, Mr. Paulsen has outstanding personal guarantees of approximately $900,000 and loans of approximately $200,000.

NOTE 6.   ACQUISITIONS

     On May 11, 2000, we completed the acquisition of WebNet.com, Inc. WebNet is an Atlanta-based provider of dedicated Internet access and hosting solutions to middle market companies. As acquisition consideration, we issued 661,000 shares of our common stock to WebNet's shareholders and have agreed to issue an additional 300,000 shares if the WebNet operation meets certain revenue targets. WebNet shareholders also received a put option to require eNucleus to repurchase 60,000 shares at $5.00 per share on May 11, 2001.

     The acquisition has been accounted for as a purchase business combination, and, accordingly has been included in our unaudited condensed statement of operations for the six month period ended June 30, 2000 from the date of acquisition. The purchase price of 661,000 shares, valued at $1,735,125, has been allocated to the acquired assets and liabilities based on their respective carrying values, as these carrying values (net value of $13,053) are deemed to represent fair market value of these assets and liabilities. The allocation of purchase price is preliminary, but we do not expect that the final allocation of purchase price will differ significantly. Goodwill acquired recorded in connection with the acquisition will be amortized over seven years.

     The following unaudited pro forma data presents the combined results of operations of eNucleus and WebNet as if it occurred at the beginning of the periods presented. Such unaudited pro forma data do not reflect the effects of any anticipated changes to be made by eNucleus in its operations from the historical operations and are presented for informational purposes only and should not be construed to be indicating (i) the results of operations or the financial position of eNucleus that actually would have occurred had the acquisition been consummated as of the date indicated or (ii) the results of operations or the financial position of eNucleus in the future.

                           Three Months Ended    Six Months Ended
                              June 30, 2000        June 30, 2000
                           ------------------    ----------------

Revenues .................    $ 2,514,509          $ 6,414,067
Net Loss .................     (6,164,034)          (8,428,209)
Diluted loss per share ...          (0.48)               (0.72)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements and related notes which are included under Item 1. Statements made below which are not historical facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, our ability to raise the funds necessary to finance our operations, our ability to successfully execute on our business plan, competitive factors and other risk factors as stated in our other public filings with the Securities and Exchange Commission.

INTRODUCTION

     We deliver the digital building blocks for businesses to conduct electronic commerce over the Internet. Our eNucleus Platform Solution (eNPS) provides an integrated environment which delivers high speed Internet transport, licensed e-business enabling software and web hosting. We presently earn revenues from the following product and service offerings: managed services, communication services, professional services, and client premise equipment.

     We recognize revenue for communication, managed and professional services as services are performed. Clients are billed over the course of an engagement at an hourly rate or on a recurring fixed-price basis. Billable rates vary by the service provided and geographical region and typically range from $75 to $275 per hour for professional services and $100 to $50,000 per month for managed services.

     Client premise equipment revenue is recognized upon shipment of equipment. Our current strategy is centered on selling higher margin computer equipment and infrastructure which is more strategic to our customer's ability to leverage the Internet.

     Client premise equipment comprised 79% and 19% of our revenue for the six months ended June 30, 2000 and 1999, respectively. ITS, acquired in 1999, has historically operated as a reseller of computer equipment.

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

GROWTH STRATEGY

     Our growth strategy is primarily based on expanding our internal capabilities through the additional hiring of personnel, by aggressively expanding sales into our existing customer base and by penetrating new customers. We expect to complement our internal growth by continuing to evaluate acquisition opportunities whose higher margin service offerings can complement our existing products and services and enable us to offer a more comprehensive range of Internet-based technology solutions to our clients.

RESULTS OF OPERATIONS

     Revenue. For the second quarter 2000, revenues increased $1.8 million to $2.5 million from $665,000 in the second quarter 1999. As a percent of revenue, 2% and 0% was derived from managed services, 8% and 65% was derived from communication services, 11% and 16% was derived from professional services and 79% and 19% was derived from client premise equipment for second quarter 2000 and second quarter 1999, respectively.

     Cost of revenue. For the second quarter 2000, cost of revenue increased approximately $1.6 million to $2.1 million from $543,000 in the second quarter 1999. As a percentage of revenue, cost of revenue increased to 85% in the second quarter 2000 from 82% in the second quarter 1999. The increases are due to increased sales volume from client premise equipment and a decrease in sales of communication services, which has higher margins.

     Operating expenses. For the second quarter 2000, operating expenses increased $1.1 million to $1.9 million from $776,000 in the second quarter 1999. Operating expenses as a percentage of revenue decreased to 76% in the second quarter 2000 from 117% in the second quarter 1999. We acquired four companies in 1999. For the second quarter 2000, operating expenses associated with these acquired companies approximated $779,000. Additionally, as part of our growth strategy, we increased our employee base, back office support, and added additional management to support the growth of the business. We expect that our growth strategy will continue to require significant sales and marketing activities, including an expansion of our sales force and further development of brand name recognition. In addition, we will continue to build our personnel base to support our growth strategy in the rapidly evolving industry of managed services. As a result, we believe that our selling, general and administrative expenses will continue to increase in the future.

     Stock based compensation expense. For the second quarter 2000, stock based compensation expense was $1,128,000. No stock based compensation was recorded in the second quarter 1999. During 1999 and 2000, we granted stock options and/or warrants to attract certain management personnel and/or advisors. These options/warrants vest over periods ranging from zero to three years. As a result, we incurred non-cash compensation charges and expect to continue to record such charges in future periods until the compensation associated with these charges have been fully amortized. We expect stock based compensation expense to increase as we continue to offer equity incentives to attract talented management and advisory personnel.

     Depreciation and amortization expense. Depreciation and amortization expense increased $331,000 to $345,000 in the second quarter 2000 as compared to the second quarter 1999. The increase was primarily a result of $338,000 in amortization expense incurred from goodwill recorded with the purchase of our acquired companies.

     Interest and other expenses. Interest and other expenses increased to $3.2 million in the second quarter 2000. Of this amount, $129,000 relates to penalties we incurred by not registering certain securities purchased from us on June 2, 1999, while $2.8 million relates to amortization of the costs associated with the common stock and warrants we issued in connection with our senior bridge financing.

     Net loss. Our net loss increased $5.5 million to $6.1 million in the second quarter 2000 compared to a loss of $656,000 in the second quarter 1999. As discussed above, the increased loss is attributable to growth strategy costs in excess of current period revenue, additional depreciation and amortization expense associated with acquisitions and non-cash interest expense incurred in connection with our senior bridge financing.

LIQUIDITY AND CAPITAL RESOURCES

     As of August 14, we have available cash of approximately $90,000. Unless we raise additional cash from outside sources over the next several weeks, we will be unable to satisfy our obligations. We have engaged Roth Capital Partners to raise permanent equity financing through a Private Placement of Securities dated May 30, 2000, but no assurances can be given that we will be successful in raising additional funds to continue our operations.

     Our working capital decreased by $1.9 million to $5.6 million at June 30, 2000, from a deficit of $3.7 million at December 31, 1999.

     In January 2000, we issued 365,365 shares of common stock for $548,000 in cash. We paid a broker-dealer $9,000 in cash and warrants to purchase 6,000 shares of our common stock at $1.50 per share related to certain of these sales.

     On March 21, 2000, we issued senior bridge notes in the aggregate principal amount of $6,104,000. The notes were due on July 6, 2000 and pay interest of 12% per annum on a monthly basis. We have elected to extend the maturity date of these notes for another 120 days pursuant to the terms in consideration for issuance of an additional 244,000 shares of our common stock. These notes are now due on November 3, 2000. The note investors also received 1,692,172 shares of common stock. If we raise additional equity capital prior to the maturity date of the notes, the note investors may convert their notes into permanent equity at the price per share for which such equity is sold or at the conversion or exercise price per share if convertible securities or warrants are sold. If we were to default on the payment of these notes the investors are entitled to convert the notes at a price equal to the 21-day average stock price for our common stock prior to the date of default.

     Roth Capital Partners (formerly Cruttenden Roth Incorporated) acted as placement agent for the senior bridge notes and received a cash fee of $610,400, reimbursement for expenses of $115,000 and a 5-year warrant to purchase approximately 170,000 shares of common stock at an exercise price of $3.625 per share. We have engaged Roth Capital Partners in connection with future private or public capital raising activities, for which we have negotiated fees payable upon the closing of any such financings.

     All of the shares and warrants issued in connection with the senior bridge financing have registration rights.

     On May 24, 2000, in consideration of past and current personal guarantees provided by John C. Paulsen on various obligations of eNucleus and for advancing funds from time to time to eNucleus, Mr. Paulsen was provided the opportunity to purchase 1,250,000 shares of our common stock at the then market price (as quoted by NASDAQ) of $2.156 per share. eNucleus loaned Mr. Paulsen the full amount of the purchase price for the stock. Mr. Paulsen has pledged the stock as security for the loan.

     On May 11, 2000, we completed the acquisition of WebNet.com, Inc. WebNet is an Atlanta-based provider of dedicated Internet access and hosting solutions to middle market companies. As acquisition consideration, we issued 661,000 shares of our common stock to WebNet's shareholders and have agreed to issue an additional 300,000 shares if the WebNet operation meets certain revenue targets. WebNet shareholders also received a put option to require eNucleus to repurchase 60,000 shares at $5.00 per share on May 11, 2001.

     During January and February 2000, we made net working capital advances totaling $289,000 to certain creditors of SJI Corporation, which had entered into merger discussions with us. On March 20, we notified SJI of our intent to discontinue merger negotiations and demanded repayment of the advances. As of June 30, 2000, $23,000 had been repaid. On July 27, 2000, we agreed to a settlement with SJI, whereby we will receive $200,000 by August 10, 2000. As of the date of this filing, we have not received these monies.

     On July 23, 1999, we entered into a $500,000 secured demand loan agreement (the "Loan") with Bank of America. The Loan is secured by our assets and the assets of Mr. Paulsen, bears interest monthly at the rate of prime plus one hundred basis points, with principal payable on demand. We have agreed with

Bank of America to extend the loan, in exchange for us providing $250,000 and $100,000 in cash collateral on September 1, and October 1, 2000, respectively. The full balance of the Loan must be repaid no later than October 31, 2000. As of August 14, 2000, the entire amount under the loan was outstanding.

     Effective June 30, 1999, in connection with the acquisition of ITS, we issued 1,000,000 shares of our common stock and a $1,000,000 subordinated note. The note bears interest at the rate of prime plus one percent, and is secured by 375,000 shares of the common stock owned by Mr. Paulsen. The note, which was originally due on October 8, 1999, was extended by ITS shareholders in consideration for 100,000 additional shares of our common stock. The note had a maturity date of June 30, 2000. We retired $610,000 of this note out of the senior bridge financing. We are currently in default on the note, the remaining balance of which approximates $466,000, including interest.

                                     PART II


ITEM 1.   LEGAL PROCEEDINGS

     We are from time to time a party to various legal actions arising in the normal course of business. We believe that there is no proceeding threatened or pending against us which, if determined adversely, would have a material adverse effect on the financial condition of results of operations of eNucleus.

     During 1998 we were notified of a collection action filed against us by one of our former vendors in the amount of $117,000. On July 25, 2000, we entered into an agreement to pay this vendor an aggregate amount of $80,000 in equal installments over a 12-month period.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     On May 24, 2000, in consideration of past and current personal guarantees provided by John C. Paulsen on various obligations of eNucleus and for advancing funds from time to time to eNucleus, Mr. Paulsen was provided the opportunity to purchase 1,250,000 shares of our common stock at the then market price (as quoted by NASDAQ) of $2.156 per share. eNucleus loaned Mr. Paulsen the full amount of the purchase price for the stock. Mr. Paulsen has pledged the stock as security for the loan.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     NOT APPLICABLE.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our Annual Shareholder Meeting was held on July 14, 2000. Five proposals, with one of the proposals including seven sub-proposals were submitted to stockholders as described in our proxy dated June 12, 2000. Each of the proposals and sub-proposals received more than 51% (or 6,910,572 shares of our common stock) of the votes cast by shareholders, which was the required percentage for shareholder approval for each of these proposals and sub-proposals. The following is a brief description of the matters voted upon:

1. The election of seven members to serve on the Board of Directors for varying terms. The nominees were John C. Paulsen, Vincent Sanchez, Dennis Chookaszian, David Eskra, Steve Calk, Jeffrey R. Wescott, and Frederick H. Kopko;

2. Approval and adoption of our name change from Nucleus, Inc. to eNucleus, Inc.;

3.   Approval and adoption of our reincorporation from Delaware to Nevada;

4. Approval and adoption of certain anti-takeover measures in our new Certificate of Incorporation and By-laws to be effective upon the reincorporation;

5.   Approval and adoption of the eNucleus 2000 Omnibus Stock Incentive Plan.

ITEM 5 -  OTHER INFORMATION

     NOT APPLICABLE

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits.

       Exhibit No.       Description
       -----------       -----------

       2.1 Agreement and Plan of Merger by and between eNucleus, Inc. and WebNet.com, Inc. dated May 3, 2000 (1)

       27.1              Financial Data Schedule

(1) Incorporated by reference to the Company's Current Report on Form 8-K dated May 3, 2000, as filed with the Securities and Exchange Commission on May 18, 2000. On July 27, 2000, eNucleus filed an amendment to such 8-K on Form 8-K/A.

(B)  Reports on Form 8-K.

     On May 18, 2000, eNucleus filed a Current Report on Form 8-K relating to its merger with WebNet.com, Inc. On July 27, 2000, eNucleus filed an amendment to such 8-K on Form 8-K/A.

     On August 4, 2000, eNucleus filed a Current Report on Form 8-K relating to a change in its certifying accountant.

     On August 11, 2000, eNucleus filed a Current Report on Form 8-K relating to changing its name from Nucleus, Inc. to eNucleus, Inc. and reincorporating into Delaware from Nevada.

                                    SIGNATURE


     In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                             eNUCLEUS, INC.

Date:  August 14, 2000
                                             /s/   JOHN C. PAULSEN
                                             -----------------------------------
                                             John C. Paulsen,
                                             Chief Executive Officer


                                             /s/   J. THEODORE HARTLEY
                                             -----------------------------------
                                             J. Theodore Hartley,
                                             Principal Financial Officer