Form 10QSB
period 2000-09-30
ENUCLEUS INC
filed 2000-11-14
CIK 761034

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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
       (State or other jurisdiction      (I.R.S. Employer Identification No.)
      of corporation or organization)

                      401 NORTH MICHIGAN AVENUE, SUITE 745
                                CHICAGO, IL 60611
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (312)683-9000

     Check whether the Registrant (l) filed all reports required to be filed by
Section 13 or 15(d) of the Securities and Exchange Act during the past 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes X   No
         ---    ---

     As of November 14, 2000 the company had outstanding 12,436,865 shares of its common stock, par value $0.001 per share.

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

FORM 10-QSB SIGNATURE PAGE

ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated (Unadudited) Balance Sheets as of September 30,
               2000 and December 31, 1999.
          Condensed Consolidated (Unaudited) Statements of Operations for the
               three months and nine months ended September 30, 2000 and 1999. Condensed Consolidated (Unaudited) Statements of Cash Flows for the
               nine months ended September 30, 2000 and 1999.
          Notes to Condensed Consolidated (Unaudited) Financial Statements.

                                 eNUCLEUS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                       SEPT. 30,         DEC. 31,
                                                                         2000              1999
                                                                      -----------      -----------
ASSETS
Current assets:
  Cash............................................................    $    29,442      $   270,291
  Accounts receivable, net........................................         93,146            2,047
  Other current assets............................................        210,838           26,030
  Deferred finance costs, net.....................................        205,921               --
                                                                      -----------      -----------
    Total current assets.........................................         539,347          298,638
                                                                      -----------      -----------

  Property and equipment, net.....................................      1,645,214          106,251
  Goodwill, net...................................................        816,276               --
  Net long-term assets of discontinued operations.................             --        6,482,363
                                                                      -----------      -----------
    Total assets.................................................     $ 3,000,837      $ 6,886,982
                                                                      ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Senior notes payable (net of debt discount of $910,246).........    $ 5,193,754      $        --
  Lines of credit.................................................        499,444          499,444
  Notes payable...................................................        133,950          131,756
  Capitalized lease...............................................      1,029,425               --
  Accounts payable................................................      1,174,277        1,218,066
  Related party payables due to officers..........................        482,062          151,220
  Accrued expenses................................................      1,245,504          288,422
  Net liabilities of discontinued companies.......................      1,009,696        1,750,623
                                                                      -----------      -----------
    Total current liabilities....................................      10,768,112        4,039,531
                                                                      -----------      -----------

  Long-term liabilities..........................................              --               --
                                                                      -----------      -----------
    Total liabilities...........................................      $10,768,112      $ 4,039,531
                                                                      ===========      ===========

  Redeemable securities...........................................    $   202,449      $        --
                                                                      -----------      -----------

Stockholders' equity (deficit):

  Common stock - $0.001 par value, 900,000,000 shares
    authorized; shares issued and outstanding (12,422,575
    and 9,610,104 on September 30, 2000 and December 31, 1999,
    respectively).................................................         12,422            9,610
  Additional paid-in capital......................................     22,042,587       12,250,664
  Stock warrants..................................................        727,349          377,069
  Treasury stock..................................................       (651,838)              --
  Accumulated deficit.............................................    (30,100,244)      (9,789,892)
                                                                      -----------      -----------
    Total stockholders' equity (deficit).........................      (7,969,724)       2,847,451
                                                                      -----------      -----------

  Total liabilities and stockholders' equity (deficit)............    $ 3,000,837      $ 6,886,982
                                                                      ===========      ===========

       See accompanying notes to condensed unaudited financial statements.

                                 eNUCLEUS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               THREE MONTHS      THREE MONTHS      NINE MONTHS       NINE MONTHS
                                                   ENDED             ENDED            ENDED             ENDED
                                              SEPT. 30, 2000    SEPT. 30, 1999   SEPT. 30, 2000    SEPT. 30, 1999
                                              ---------------   --------------   --------------    --------------
Revenue  .................................... $     87,654       $        --      $    136,347               --
Cost of revenue..............................       53,276                --            82,132               --
                                              ------------       -----------      ------------
  Gross profit..............................        34,378                --            54,215               --

Operating expenses...........................    1,086,670           725,924         3,580,456        1,585,097
Stock based compensation expense.............      373,614           104,000         1,610,011          104,000
Depreciation and amortization expense........      105,105            10,094           143,454           34,935
                                              ------------       -----------      ------------      -----------
  Operating loss from
    continuing operations....................   (1,531,011)         (840,018)       (5,279,706)      (1,724,032)

Interest and other income (expenses), net....   (3,384,107)             (664)       (6,998,367)          (8,875)
                                              ------------       -----------      ------------      -----------
Income from continuing operations............   (4,915,118)         (840,682)      (12,278,003)      (1,732,907)

Loss from discontinued operations............     (500,422)         (161,196)       (1,465,444)        (154,538)
Loss on disposal of discontinued
  operations.................................   (6,566,835)               --        (6,566,835)              --
                                              ------------       -----------      ------------      -----------
  Net loss................................... $(11,982,375)      $(1,001,878)     $(20,310,352)     $(1,887,445)
                                              ============       ===========      ============      ===========

Basic and diluted loss per common share
  from continuing operations................  $      (0.40)      $    (0.09)      $      (1.07)     $     (0.23)
                                              ============       ==========       ============      ===========

Basic and diluted loss per common share
  from discontinued operations..............  $       (0.04)     $    (0.13)      $      (0.13)     $     (0.02)
                                              =============      ==========       ============      ===========

Basic and diluted loss per common share
  from disposal of discontinued
  operations................................  $       (0.53)             --       $      (0.57)              --
                                              =============      ==========       ============      ===========

Basic and diluted net loss per common
  share.....................................  $       (0.97)     $    (0.11)      $      (1.77)     $     (0.25)
                                              =============      ==========       ============      ===========

Weighted average shares outstanding -
  basic and diluted.........................     12,403,344       9,052,753         11,449,400        7,491,181
                                              =============      ==========       ============      ===========

       See accompanying notes to condensed unaudited financial statements.

                                 eNUCLEUS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   NINE MONTHS ENDED       NINE MONTHS ENDED
                                                                   SEPTEMBER 30, 2000      SEPTEMBER 30, 1999
                                                                   ------------------      ------------------
Cash Flows from operating activities:
  Net loss...................................................        $(20,310,352)            $(1,887,445)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Loss from discontinued operations..........................           1,465,444                 154,538
  Loss on disposal of discontinued operations................           6,566,835                      --
  Depreciation and amortization..............................             143,454                  34,935
  Compensation expense related to issuance of equity
    security................................................            1,610,011                 104,000
  Amortization of deferred financial costs and debt
    discount................................................            5,399,675                      --
  Changes in operating assets and liabilities................             637,386                 794,823
                                                                     ------------             -----------
  Net cash used in continuing operations.....................          (4,487,547)               (799,149)
  Net cash used in discontinued operations...................            (816,970)                 75,083
  Net cash used in operating activities......................          (5,304,517)               (724,066)
                                                                     ------------             -----------
Cash flows from investing activities:
  Deposits on CCI acquisition................................                  --                (500,000)
  Capital expenditures.......................................            (541,984)                (50,188)
                                                                     ------------             -----------
    Net cash used for investing activities..................             (541,984)               (550,188)
                                                                     ------------             -----------

Cash flows from financing activities:
  Proceeds from the issuance of senior notes payable.........           6,104,000                      --
  Repayments of notes payable................................                  --                 (56,254)
  Decrease in lines of credit................................                  --                      --
  Proceeds from the sale of common stock.....................             548,048               1,595,000
  Purchase of treasury stock.................................            (651,838)                     --
  Payments of deferred finance costs.........................            (725,400)                     --
  Proceeds from issuance of related party payables...........             330,842                      --
  Payments to former owners..................................                  --                (222,339)
                                                                     ------------             -----------
    Net cash provided by financing activities...............            5,605,652               1,316,407
                                                                     ------------             -----------

  Increase (decrease) in cash................................            (240,849)                 42,153
  Cash, beginning of period..................................             270,291                  25,217
                                                                     ------------             -----------
  Cash, end of period........................................        $     29,442             $    67,370
                                                                     ============             ===========

Non-cash investing and financing activities:
  Common stock issued with senior notes payable..............        $  6,104,000             $        --
  Fair value of stock warrants issued with debt facility.....             350,280                      --
  Fixed assets acquired through capital lease................           1,029,425                      --
  Stock issued to effect acquisition.........................        $  1,735,125                      --
                                                                     ============             ===========

       See accompanying notes to condensed unaudited financial statements.

                                 eNUCLEUS, INC.
        NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 1.   GENERAL

     We deliver the digital building blocks that enable middle market companies to operate in the new digital environment. The eNucleus Platform Solution (eNPS) is a framework for providing customers an integrated and secure environment, which delivers high-end data hosting, connectivity and co-location services. Our goal is to provide the backbone for all of these network requirements in one consolidated best-of-breed product offering to the middle market, thereby eliminating the need for multiple vendors.

     We began business operations in 1987 in Colorado Springs, Colorado. We adopted the name Nucleus, Inc. in December 1998. On July 14, 2000 our shareholders approved our re-incorporation into Delaware from Nevada and changing our name to eNucleus, Inc. from Nucleus, Inc. We operate data centers and sales branches in Chicago, Illinois and Atlanta, Georgia. We maintain our headquarters in Chicago, Illinois.

NOTE 2.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

     Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. Certain prior period amounts have been reclassified to conform to the current period presentation. These financial statements should be read in conjunction with our audited consolidated financial statements and footnotes for the year ended December 31, 1999 that are included in our annual report on Form 10-KSB.

NOTE 3.   DISCONTINUED OPERATIONS

     In August 2000 we decided to strategically focus on only the managed services offering of our business plan and elected to discontinue offering certain non-related client premise equipment sales and associated professional services. As part of this decision, we closed our Seattle and Denver offices as well as discontinued certain operations of our Chicago and Atlanta offices. Revenue from these discontinued operations were $913,000 and $4.7 million for the three months ending September 30, 2000 and 1999 respectively and $7.2 million and $6.0 million for the nine months ending September 30, 2000 and 1999 respectively. We recorded a charge of approximately $6.7 million representing the loss on disposal of these operations resulting from the write off of unamortized goodwill, fixed assets and the present value of estimated unrecoverable lease payments associated with these offices. Additionally, we discontinued reselling long-distance telephone services and we recorded a gain of approximately $130,000 on the sale of our customer base of long-distance telecommunication accounts. Upon the conclusion of these transactions, we remain focused on our core business offering of managed services, including managed hosting, connectivity and co-location.

NOTE 4.   FINANCIAL RESULTS AND LIQUIDITY

     Since we have only recently begun to execute on our business plan, we face all the risks common to companies in their early stages of development, including undercapitalization and uncertainty of funding sources, high initial expenditure levels and uncertain revenue streams, an unproven business model, difficulties in managing growth, and difficulties in managing operations in different geographic locations. As of September 30, 2000, our working capital was a negative $10.2 million, a decrease of $6.5 million from a deficit of $3.7 million at December 31, 1999. The bridge notes payable of $6.1 million represent the majority of this increase. We have incurred net losses of $2.3 million for the three months ended September 30, 2000, and $9.7 million for the nine months ended September 30, 2000, excluding losses resulting from our discontinued operations. Our recurring losses raise substantial doubt about our ability to continue as a going concern. Our financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. Our cash resources are presently not adequate for us to continue operating. Unless we raise additional cash from outside resources, we will not be able to satisfy our current operating obligations. We are currently in discussions with several sources for securing debt financing and raising capital. Additionally, on October 5, 2000, we engaged Roth Capital Partners to raise permanent equity financing through a Private Placement of Securities for $3.0 million by November 30, 2000. However no assurances can be given that we will be successful in raising additional funds. We will continue to pursue long-term financial support including seeking strategic investors, lenders and/or technology partners to execute our business plan. Under any of these scenarios, management believes that our common stock would likely be subject to substantial dilution.

NOTE 5.   FINANCING ARRANGEMENTS

     In the first quarter 2000, we issued 365,365 shares of our common stock for $548,000 in cash. We paid a broker-dealer $9,000 in cash and warrants to purchase 6,000 shares of our common stock at $1.50 per share related to certain of these sales.

     On March 21, 2000, we issued senior bridge notes in the aggregate principal amount of $6,104,000. The note investors also received 1,692,172 shares of common stock. The notes were due on July 6, 2000 and pay interest of 12% per annum on a monthly basis. We elected to extend the maturity date of these notes for another 120 days pursuant to the terms in consideration for issuance of an additional 5% fee payable in equity. On November 3, 2000 the senior bridge notes came due. We have defaulted on the notes. We are currently in discussions with these note holders to extend the maturity date and/or to convert the principal and interest due under these notes into equity. We have secured agreements for approximately $2.3 million and are currently working on agreements for the remaining amount currently in default. Such agreements require the note holders to extend the maturity date and/or to convert their notes into permanent equity at the price per share for which equity is sold or at the conversion or exercise price per share if convertible securities or warrants are sold, based upon new equity funding in excess of $3.0 million. No assurances can be made that we will be successful in securing agreements for all note holders or that $3.0 million will be raised to facilitate conversions.

     Roth Capital Partners (formerly Cruttenden Roth Incorporated) acted as placement agent for the senior bridge notes and received a cash fee of $610,400, reimbursement for expenses of $115,000 and a 5-year warrant to purchase approximately 170,000 shares of common stock at an exercise price of $3.625 per share. On October 5, 2000, we also engaged Roth Capital Partners to raise permanent equity financing through a

Private Placement of Securities for $3.0 million, however no assurances can be given that we will be successful in raising additional funds.

NOTE 6.   RELATED-PARTY TRANSACTIONS

     As of November 14, 2000, Mr. Paulsen has outstanding personal guarantees of approximately $900,000 and has continued to advance monies for operating activities in excess of $600,000. While Mr. Paulsen has committed to helping us in our financing needs, there is no assurance that we will continue to receive advances from Mr. Paulsen prior to raising additional outside financial support.

     On May 24, 2000, in consideration of past and current personal guarantees provided by John C. Paulsen on various obligations of eNucleus and for advancing funds from time to time to eNucleus, Mr. Paulsen was provided the opportunity to purchase 1,250,000 shares of our common stock at the then market price (as quoted by NASDAQ) of $2,156 per share. ENucleus has agreed to loan Mr. Paulsen the full amount of the purchase price for the stock which would be pledged as security for the loan. Subsequently, Mr. Paulsen and the Company agreed to cancel such opportunity prior to its execution.

NOTE 7.   ACQUISITIONS

     On May 11, 2000, we completed the acquisition of WebNet.com, Inc. WebNet is an Atlanta-based provider of dedicated Internet access and hosting solutions to middle market companies. Webnet also provided client premise equipment sales and professional services. As acquisition consideration, we issued 661,000 shares of our common stock to WebNet's shareholders and have agreed to issue an additional 300,000 shares if the WebNet operation meets certain revenue targets or other noted conditions. WebNet shareholders also received a put option to require eNucleus to repurchase 60,000 shares at $5.00 per share on May 11, 2001.

     The acquisition has been accounted for as a purchase business combination, and, accordingly, has been included in our unaudited condensed statements of operations for the nine-month period ended September 30, 2000 from the date of acquisition. The purchase price of 661,000 shares, valued at $1,735,125, was allocated to the acquired assets and liabilities based on their respective fair market value (net value of $13,053) and intangibles. Goodwill acquired recorded in connection with the acquisition is being amortized over seven years. In August, in conjunction with the restructuring of our Company, we wrote off approximately $800,000 of this goodwill related to operations that were discontinued.

     The following unaudited pro forma data presents the combined results of operations of eNucleus and WebNet as if the acquisition occurred at the beginning of the periods presented. Such unaudited pro forma data does not reflect the effects of any anticipated changes to be made by eNucleus in its operations from the historical operations and are presented for informational purposes only and should not be construed to be indicating (i) the results of operations or the financial position of eNucleus that actually would have occurred had the acquisition been consummated as of the date indicated or (ii) the results of operations or the financial position of eNucleus in the future.


                                        THREE MONTHS ENDED   NINE MONTHS ENDED
                                        SEPTEMBER 30, 2000   SEPTEMBER 30, 2000
                                        ------------------   ------------------

Revenues .......................          $     87,654         $   175,860
Net Loss........................           (11,982,375)         (20,410,584)
Diluted loss per share..........          $      (0.97)        $      (1.73)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements and related notes which are included under Item 1 and with the Management's Discussion and Analysis Of Financial Condition and Results Of Operations and the audited financial statements and related notes included in eNucleus' Form 10-KSB, as filed with the Securities and Exchange Commission on April 14, 2000.

     This Form 10-QSB contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933 that involve numerous risks and uncertainties. Forward-looking statements can be identified by the use of forward-looking terminology such as "estimates," "projects," "anticipates," "expects," "intends," "believes," or comparable terminology or by discussions of strategy that involve risks and uncertainties. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Actual results could differ from such forward-looking statements. We undertake no obligation to revise forward-looking statements. Readers are encouraged to review and consider carefully the various disclosures made by us in this report and our other reports filed with the Securities and Exchange Commission, including our Form 10-KSB for the year ended December 31, 1999. Such risks and uncertainties include our ability to raise the funds necessary to finance our operations, our ability to successfully execute on our business plan, competitive factors and attracting new customers.

INTRODUCTION

     We deliver the digital building blocks that enable middle market companies to operate in the new digital environment. The eNucleus Platform Solution (eNPS) is a framework for providing customers an integrated and secure environment, which delivers high-end data hosting, connectivity and co-location services. Our goal is to provide the backbone for all of these network requirements in one consolidated best-of-breed product offering to the middle market, thereby eliminating the need for multiple vendors.

     In August 2000 we decided to strategically focus on only the managed services offering of our business plan and elected to discontinue offering certain non-related client premise equipment sales and associated professional services. As part of this decision, we closed our Seattle and Denver offices as well as discontinued certain operations of our Chicago and Atlanta offices. Revenue from these discontinued operations were $913,000 and $4.7 million for the three months ending September 30, 2000 and 1999 respectively and $7.2 million and $6.0 million for the nine months ending September 30, 2000 and 1999 respectively. We recorded a charge of approximately $6.7 million representing the loss on disposal of these operations resulting from the write off of unamortized goodwill, fixed assets and the present value of estimated unrecoverable lease payments associated with these offices. Additionally, we discontinued reselling long-distance telephone services and we recorded a gain of approximately $130,000 on the sale of our customer base of long-distance telecommunication accounts. Upon the conclusion of these transactions, we remain focused on our core business offering of managed services, including managed hosting, connectivity and co-location.

     Our revenues consist primarily of monthly fees for connectivity, managed hosting services and co-location agreements. Such revenue is recognized ratably over the term of the agreement, which generally range from two to five years. Installation and set-up fees are typically recognized at the time the installation is completed.

     Cost of Revenue includes the costs of our network telecommunications circuits, salaries and benefits for our operations personnel, rents and utilities and depreciation and amortization.

     Operating expenses consist primarily of salaries, commissions, and benefits for our marketing, sales and support personnel, professional fees, provision for doubtful accounts and other miscellaneous expenses.

     Depreciation and amortization expense consists primarily of the amortization of intangible assets recorded in connection with our acquisitions and depreciation of our fixed assets. We expect these expenses to increase in the future due to our plans to invest significant capital to expand our network.

     Stock based compensation expense is recorded to reflect the compensation costs over the vesting period of the options and/or warrants issued. Certain stock options and warrants were granted to the Board of Directors and certain employees at exercise prices below market value.

GROWTH STRATEGY

     We intend to expand our data center presence domestically and are currently in discussions for several new locations. We recently signed a lease agreement to open a new state-of-the-art facility in downtown Chicago and are currently in discussions for two additional sites. We plan to have the Chicago center operational by early December. We also plan to aggressively expand our hosting, co-location and connectivity service offerings, including advanced security and firewall management, network optimization and systems management. We focus primarily on the middle market, a business segment underserved. We have increased our sales force by 50% during this past quarter and are continuing to pursue additional experienced sales force candidates. Additionally, we are increasing our channel partner relationships throughout the eNucleus network. These partnerships will help expand our service offerings within the eNucleus Platform Solution and open additional sales channels and opportunities.

RESULTS OF OPERATIONS

     Revenue. For the third quarter 2000, revenues were $88,000 compared to $0 in the third quarter 1999. Prior to May 2000, the Company had not yet generated revenue from the managed services product offering. As of September 30, 2000, we had approximately $50,000 in contracted recurring monthly revenue. We expect to substantially increase such contracted recurring revenue in the fourth quarter of 2000 and beyond.

     Cost of revenue. For the third quarter 2000, cost of revenue was $53,000 compared to $0 in the third quarter 1999.

     Operating expenses. For the third quarter 2000, operating expenses increased approximately $361,000 to $2.3 million from $726,000 in the third quarter 1999. As part of our business growth strategy, we will continue to incur substantial expenses to build our infrastructure and administrative requirements, including sales and marketing, back office support and the cost of key executive management to support the development and growth of the business.

     Stock based compensation expense. For the third quarter 2000, stock based compensation expense was approximately $374,000. Stock based compensation recorded in the third quarter 1999 was $104,000. During 2000, we granted stock options and/or warrants to attract certain management personnel and/or advisors. These options/warrants vest over periods ranging from zero to three years and included certain grants with an exercise price below the market price at date of grant. As a result, we incurred non-cash compensation charges and expect to continue to record such charges in future periods until the compensation associated with these charges has been fully amortized. We expect stock based compensation expense to increase as we continue to offer equity incentives to attract talented management and advisory personnel.

     Depreciation and amortization expense. Depreciation and amortization expense increased $95,000 to $105,000 in the third quarter 2000 as compared to the third quarter 1999. The increase was primarily a result of $79,000 in amortization expense incurred from goodwill recorded with our Atlanta acquisition.

     Interest and other expenses. Interest and other expenses increased to approximately $3.4 million in the third quarter 2000 and primarily relates to the interest charges and amortization of the costs associated with the common stock and warrants we issued in connection with our senior bridge financing.

     Net loss from continuing operations. Our net loss from continuing operations increased $4.1 million to $4.9 million in the third quarter 2000 compared to a loss of $841,000 in the third quarter 1999. As discussed above, the increased loss is attributable to growth strategy costs in excess of current period revenue and non-cash interest expense incurred in connection with our senior bridge financing.

     Loss from discontinued operations. Our net loss from discontinued operations increased $3.0 million to $3.1 million in the third quarter 2000 compared to a loss of approximately $161,000 in the third quarter 1999. This loss represents the operational activity of the segments of business that we have discontinued, including Seattle, Denver and parts of Chicago and Atlanta.

     Loss on disposal of discontinued operations. The loss on disposal included approximately $6.3 million related to the write off of goodwill associated with operations discontinued and $300,000 associated with the write off of fixed assets disposed and the net present value of unrecoverable lease expenses.

     Net loss. Our net loss increased $11.0 million to $12.0 million in the third quarter 2000 compared to a loss of $1.0 million in the third quarter 1999. As discussed above, this loss includes total charges of $7.1 million related to the discontinued operations and loss on disposal and approximately $3.2 million related to interest and non-cash amortization charges associated with the stock and warrants we issued in connection with our senior bridge financing.

LIQUIDITY AND CAPITAL RESOURCES

     We have incurred net losses of $2.3 million for the three months ended September 30, 2000 and $9.7 million for the nine months ended September 30, 2000, excluding losses resulting from our discontinued operations. As of September 30, 2000 our working capital was a negative $10.2 million, a decrease of $6.5 million from a deficit of $3.7 million at December 31, 1999. The bridge notes payable of $6.1 million represent the majority of this increase as discussed below. Our cash resources are presently not adequate for us to continue operating. Unless we raise additional cash from outside resources we will not be able to satisfy our current operating obligations. We are currently in discussions with several sources for securing debt financing and raising capital. Additionally, on October 5, 2000, we engaged Roth Capital Partners to raise permanent equity financing through a Private Placement of Securities for $3.0 million by November 30, 2000. However no assurances can be given that we will be successful in raising additional funds. We will continue to pursue long-term financial support including seeking strategic investors, lenders and/or technology partners to execute our business plan. Under any of these scenarios, management believes that our common stock would likely be subject to substantial dilution. We believe that despite the financial hurdles and funding uncertainties going forward, we have under development a business plan that, if successfully funded and executed, can enhance operating results.

     On November 3, 2000, the senior bridge notes in the aggregate principal amount of $6,104,000 came due. These notes were originally issued on March 21, 2000, and were due on July 6, 2000. We elected to extend these notes until November 3, 2000, by paying an additional 5% fee in equity. We have defaulted on the notes. We are currently in discussions with these note holders to extend the maturity date and/or to convert the principal and interest due under these notes into equity. We have secured agreements for approximately $2.3 million and are currently working on agreements for the remaining amount currently in default. Such agreements require the note holders to extend the maturity date and/or to convert their notes into permanent equity at the price per share for which equity is sold or at the conversion or exercise price per share if convertible securities or warrants are sold, based upon new equity funding in excess of $3.0 million. No assurances can be made that we will be successful in securing agreements for all note holders or that $3.0 million will be raised to facilitate conversions.

     Roth Capital Partners (formerly Cruttenden Roth Incorporated) acted as placement agent for the senior bridge notes and received a cash fee of $610,400, reimbursement for expenses of $115,000 and a 5-year warrant to purchase approximately 170,000 shares of common stock at an exercise price of $3.625 per share.

     On July 23, 1999, we entered into a $500,000 secured demand loan agreement (the "Loan") with Bank of America. The Loan is secured by our assets and the assets of Mr. Paulsen, bears interest monthly at the rate of prime plus one hundred basis points, with principal payable on demand. As of November 14, 2000, the entire amount under the loan was outstanding. This demand loan agreement has expired and we are currently in default. We are currently in discussions to obtain an extension.

     Effective June 30, 1999, in connection with the acquisition of ITS, we issued 1,000,000 shares of our common stock and a $1,000,000 subordinated note. The note bears interest at the rate of prime plus one percent, and is secured by 375,000 shares of the common stock owned by Mr. Paulsen. The note, which was originally due on October 8, 1999, was extended by ITS shareholders in consideration for 100,000 additional shares of our common stock. The note had a maturity date of June 30, 2000. We retired $610,000 of this note out of the senior bridge financing. We are currently in default on the note.


                                     PART II

ITEM 1.   LEGAL PROCEEDINGS

     We are from time to time a party to various legal actions arising in the normal course of business. We believe that there is no proceeding threatened or pending against us which, if determined adversely, would have a material adverse effect on the financial condition or results of operations of eNucleus.

     During 2000, we were notified of a collection action filed against us by one of our shareholders with whom we have a balance outstanding currently in dispute. We believe the potential outcome of this matter will not have a material adverse effect on the financial conditions or results of operations of eNucleus.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     On July 17, 2000, we issued 76,915 shares of common stock to an ex-employee per conditions of his employment agreement. We recorded additional compensation expense of approximately $96,000 associated with this grant.

     On May 24, 2000, in consideration of past and current personal guarantees provided by John C. Paulsen on various obligations of eNucleus and for advancing funds from time to time to eNucleus, Mr. Paulsen was provided the opportunity to purchase 1,250,000 shares of our common stock at the then market price (as quoted by NASDAQ) of $2.156 per share. ENucleus had agreed to loan Mr.Paulsen the full amount of the purchase price for the stock which would be pledged as security for the loan. Subsequently, Mr.Paulsen and the Company agreed to cancel such opportunity prior to its execution.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     On July 23, 1999, we entered into a $500,000 secured demand loan agreement (the "Loan") with Bank of America. The Loan is secured by our assets and the assets of Mr. John Paulsen, bears interest monthly at the rate of prime plus one hundred basis points, with principal payable on demand. As of November 14, 2000, the entire amount under the loan was outstanding. This demand loan agreement has expired and we are currently in default. We are currently in discussions on obtaining an extension.

     On November 3, 2000, the senior bridge notes in the aggregate principal amount of $6,104,000 came due. These notes were originally issued on March 21, 2000, were due on July 6, 2000. We elected to extend these notes until November 3, 2000, by paying an additional 5% fee in equity. We have defaulted on the notes. We are currently in discussions with these note holders to extend the maturity date and/or to convert the principal and interest due under these notes into equity. We have secured agreements for approximately $2.3 million and are currently working on agreements for the remaining amount currently in default. Such agreements require the note holders to extend the maturity date and/or to convert their notes into permanent equity at the price per share for which equity is sold or at the conversion or exercise price per share if convertible securities or warrants are sold, based upon new equity funding in excess of $3.0 million. No assurances can be made that we will be successful in securing agreements for all note holders or that $3.0 million will be raised to facilitate conversions.

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

     3.   Approval and adoption of our reincorporation from Nevada to Delaware;

     4. Approval and adoption of certain anti-takeover measures in our new Certificate of Incorporation and By-laws to be effective upon the reincorporation;

     5.   Approval and adoption of the eNucleus 2000 Omnibus Stock Incentive
          Plan.

ITEM 5.   OTHER INFORMATION

     During the third quarter, in conjunction with the restructuring of our Company, we appointed a new management team. Our current management team is as follows: John C. Paulsen, our CEO and President, Brent Duelm, our Vice President of Finance, Al Hasan, our Vice President of Operations and Rafiq Kiswani, our Chief Technology Officer. Several of our previous management team, including Vincent Sanchez, Ted Hartley, Mark Fera and Jeffrey Lundal are no longer employed by us.

     Additionally, Vincent Sanchez, Dennis Chookaszian, David Eskra, and Frederick H. Kopko submitted their resignations from the Board of Directors.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits.

          Exhibit No.    Description
          -----------    -----------

          27.1           Financial Data Schedule

     (B)  Reports on Form 8-K.

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


                                                     eNUCLEUS, INC.

Date:    November 14, 2000                           /s/ JOHN C. PAULSEN
                                                     -------------------
                                                     John C. Paulsen,
                                                     President and CEO

                                                     /s/ BRENT DUELM
                                                     ---------------
                                                     Brent Duelm,
                                                     Vice President Finance