Form 10KSB
period 2000-12-31
ENUCLEUS INC
filed 2002-03-21
CIK 761034

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                  FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       or

            Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the Transition period from _____ to _____

                         COMMISSION FILE NUMBER 0-14039

                                 eNUCLEUS, INC.
                 (Name of small business issuer in its charter)

       DELAWARE                                           11-2714721
(State of incorporation)                    (I.R.S. Employer Identification No.)

         15545 S. 71st COURT
        ORLAND PARK, ILLINOIS                                60462
(Address of principal executive offices)                  (Zip Code)

                                 (708) 444-7300
               (Registrant telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $.001 PAR VALUE

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes | | No | |

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

      The issuer's revenues for its most recent fiscal year. $261,000.

      As of March 15, 2002, the market value of the issuer's common stock held by non-affiliates was $130,000.

      As of March 15, 2002, the number of outstanding shares of common stock was 12,905,432 shares.

      Transitional Small Business Disclosure Format (check one) Yes | | No |X|

                   DOCUMENTS INCORPORATED BY REFERENCE--None.

                                 eNUCLEUS, INC.

                                  FORM 10-KSB

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
ITEM 1 DESCRIPTION OF BUSINESS ...........................................     4
ITEM 2 DESCRIPTION OF PROPERTIES .........................................     7
ITEM 3 LEGAL PROCEEDINGS .................................................     7
ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...............     8
ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS .........     8
ITEM 7 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
       AND RESULTS OF OPERATIONS .........................................     9
ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA ........................    20
ITEM 9 CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
       AND FINANCIAL DISCLOSURE ..........................................    20
ITEM 10 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,
       COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT .................    20
ITEM 11 EXECUTIVE COMPENSATION ...........................................    22
ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS ..................    22
ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...................    23
EXHIBITS AND REPORTS ON FORM 8-K .........................................    24
SIGNATURES ...............................................................    24
INDEX TO FINANCIAL STATEMENTS ............................................    25
EXHIBIT INDEX ............................................................    41

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

            Some of the statements contained in this Form 10-KSB under the captions "Business" and "Management Discussion and Analysis of Financial Condition and Results of Operations" and in other places are "forward-looking statements." Forward-looking statements include statements that relate to our beliefs or expectations as to future events and statements that are not historical facts. In some cases, you can identify these statements by forward-looking words such as "may", "might", "will", "should", "expects", "plans", "anticipate", "believe", "estimate", "intend", the negative of these terms and other comparable terminology. Because forward-looking statements involve this risk and uncertainty, there are important factors that could cause actual results, level of activity, performance or achievements to differ materially and adversely from those expressed or implied by the forward-looking statements. These factors, which should be carefully considered by you, include, among other things:

            - general effects of our restructuring and emergence from Chapter 11 reorganization,

            -     continuing development of our products and solutions,

            -     successful build out of out distribution channels,

            - general economic and business condition, both nationally and regionally,

            - competition from others in the industry, whether existing or new,

            -     the experience level of our management team,

            -     changes in our business strategy or growth plans,

            -     our ability to attract and retain qualified personnel,

            - the availability and terms of capital to finance our operations, and

            - other factors discussed under "Management Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Operations."

                                     PART I

INTRODUCTION: SIGNIFICANT SUBSEQUENT EVENT

            On May 10, 2001, eNucleus, Inc. filed a voluntary petition for reorganization under chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Illinois, Eastern Division, Case No. 01B17108. During the Chapter 11 proceeding, we continued to operate the business of the Company as debtor-in-possession under the supervision of the Bankruptcy Court. The Company's operations immediately preceeding the filing of the Chapter 11 petition and during the pendency of the Chapter 11 proceeding were substantially limited to negotiating the with its secured and unsecured creditors and securing the financing needed to enable the Company to emerge from Bankruptcy. On November 6, 2001, the Company's Plan of Reorganization was confirmed thereby enabling the Company to successfully emerge from the Chapter 11 proceeding. The confirmed Plan of Reorganization provides for, among other things, the following: (i) the issuance to holders of certain allowed claims of 1 share of our common stock for every $3.00 of allowed claim; and (ii) a 1 for 6 reverse stock split resulting in current stockholders receiving 1 share of new common stock for every 6 shares of old common stock currently owned. (See Item
1. Description of Business.)

            Due to various circumstances, including but not limited to the voluntary filing of the Chapter 11 reorganization petition, eNucleus, Inc. did not file its FORM 10-KSB for the fiscal year ending December 31, 2000, (or its interim reports on the Form 10-QSB) prior hereto. Accordingly, the following discussion of eNucleus, Inc. is presented from a historical perspective and includes a description of the business of eNucleus, Inc. after the emergence from the Chapter 11.

ITEM 1 DESCRIPTION OF BUSINESS

GENERAL

            eNucleus is a wholesaler of Internet infrastructure. Our target market is comprised of system integrators, web developers, software providers and telecom resellers. Our core product offerings include co-location, high-speed Internet access, data storage, and application delivery. Together, this offering provides our clients with a scaleable and brandable platform for the development of their ebusiness initiatives.

STRATEGY

            eNucleus' strategy is to deliver e-business components (space, access, monitoring, storage and email) on a flexible per unit basis. Our target customer has budgeted $100,000 to $2,500,000 per year for their Internet infrastructure needs.

            By leveraging our technology investments through widespread aggregation of client usage, we can deliver a more robust product and service offering for a smaller fixed monthly expenditure.

            Because of the tailored support, scalability, flexibility and the ability to private label our product offerings; our clients can quickly enter the managed service and co-location marketplace with little capital outlay. Through this philosophy eNucleus fills the current gap between traditional co-location providers and managed service offerings.

            We also back these offerings with service level guarantees supported by our Network Operations Center.

PRODUCTS AND SERVICES

eNUCLEUS POWERED SOLUTION

            Our products and services include:

                  - Co-location hosting -- We deliver co-location and monitoring services to customers requiring a unique platform for custom hosting services. Customers are able to acquire space in our data center on (a). Per U (U =
                        1.75 inches within a co-location cabinet), (b). Per Cabinet (44U), (c). Per square foot and (d). Per dedicated suite basis. The center meets all the criteria of the Class A Internet service center by delivering state-of-the art reliability, security, and scalable capacity with exacting control.

                  - Internet access and high-speed routing - eNucleus delivers high speed and burstable Internet access to its client's premise and hosting environments.

                  - Application Delivery - We deliver and manage applications and computer services from a centralized location to multiple users over the Internet and/or a private network. This provides our resellers and their clients with the ability to access software applications anywhere, anytime via the Internet. Applications are accessed just as if they were installed on the local system. Within this environment, we provide "FusionMail"
                        - a robust multi layered virus protection and email management tool and "Office ASPx" - our Microsoft Office and Exchange Mail Internet based application system. This provides our resellers with a cost-effective solution to the demands of ownership, maintenance and upgrades providing a comprehensive alternative to building and managing internal information operations.

                  - Data Storage - eNucleus also provides data storage services offering web, database, and application backup capacity that's scalable in network storage volume.

HISTORY

            eNucleus began business operations in 1984 in Colorado Springs, Colorado, as a provider of computer systems and componentry. We adopted the name Nucleus, Inc. in December 1998 and reorganized in April 1999 when Nucleus merged with Nucleus Holding Corporation, a privately-held Illinois corporation based in Chicago, Illinois. In July, 2000 our shareholders approved our re-incorporation into Delaware from Nevada and changing our name to eNucleus, Inc. from Nucleus, Inc. Our common stock is and was traded on the electronic bulletin board of the "over the counter" market under the symbol ENCS. We anticipate a new symbol to be issued pursuant to our emergence from bankruptcy and the reverse stock split.

            Beginning in December, 1999, we engaged Roth Capital Partners (formerly Cruttenden Roth Incorporated) to provide financing by privately placing short term bridge notes of $3 million to $5 million, to consummate our pending acquisitions and initiate a private placement of approximately $15 - $25 million of securities and a follow-on public offering of approximately $50 million. To help facilitate our growth strategy and to consummate pending acquisitions, we raised the bridge financing facility limit and closed the bridge financing at $6.1 million in March 2000.

            During 1999, we acquired four computer systems and service companies (Comp-Pro Computers, Inc. and Young Data Systems, Inc. both operating in Illinois, Innovative Technology Solutions, Inc. operating out of Seattle, Washington, and Telos Distributing, Inc. operating out of Denver, Colorado). In 2000, we acquired one company (Webnet.com, Inc. operating in Atlanta, Georgia), whose operations primarily focused on providing dedicated Internet access and hosting solutions to middle market companies. Aggregate consideration paid for these five acquisitions were 2,086,000 shares of common stock and an unsecured notes for $1,000,000 and the assumption of debt.

            In August 2000, due to the inability of Roth Capital to complete the Private Placement and the Internet industry suffering a dramatic and precipitous valuation collapse, the Company decided to strategically focus on only the Internet infrastructure offerings of our business plan (including co-location, connectivity and email services) and elected to discontinue offering non-related computer equipment and supplies sales and associated professional services. As part of this decision, we closed our Seattle and Denver offices as well as discontinued certain operations of our Chicago and Atlanta offices. Revenue from these discontinued operations were approximately $7.2 million and $10.8 million for the years 2000 and 1999 respectively.

            On May 10, 2001, as a result of dramatic changes in the Internet industry and financing markets, delays in reaching accord with our short term note holders and other creditors in restructuring our debts and our inability to cure defaults under our data center lease and the landlord's attempts to seize Company assets, we filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Illinois, Eastern Division.. We continued to operate as a debtor-in-possession under the supervision of the Bankruptcy Court. On November 6, 2001, the Company's Plan of Reorganization was confirmed thereby enabling the Company to successfully emerge from its Chapter 11 reorganization. Pursuant to the confirmed Plan of Reorganization, among other things, holders of certain allowed claims will receive 1 share of common stock for every $3.00 of debt. Also pursuant to the Plan, the Company's common stock has undergone a 1 for 6 reverse stock split resulting in current stockholders receiving 1 share of new common stock for every 6 shares of old common stock currently owned.

MARKET OPPORTUNITY

            The rapid growth of the Internet as a means of communicating and conducting commerce has been fueled by the ability of companies to interact efficiently and effectively to large numbers of geographically dispersed employees, vendors and customers.

            Demand for the basic tools of the Internet; software and hosting is increasing dramatically. While many businesses have realized the benefits of the Internet, many middle market businesses have not been able to realize the full benefits due to the following reasons: scarcity of technical skills, performance, speed of implementation, security and capacity. Forcing company's to continue to outsource the development and maintenance of their ebusiness systems to system integrators, web developers and software providers. Currently, these outsourced agents are forced to work within the expensive and inflexible constraints of today's co-location and managed service environments. Leaving little room for profitability.

            eNucleus, through its years of experience with resellers and outsourced agents has developed a wholesale platform that delivers flexible utility grade service at below market cost on a per unit basis. Support for building the outsourced agents business is also cornerstone to our business.

SALES AND MARKETING

            Our sales and marketing efforts are dedicated to increasing the awareness of our Internet-based solution opportunity and the eNucleus brand. We are implementing a brand development program designed to portray us as a national company with a local presence providing utility grade Internet infrastructure.

            Our sales and marketing group consists of sales professionals and technicians teamed within our regional operations. We intend to add sales and marketing personnel. We employ a team selling approach, whereby our account executives partner with our resellers to identify prospects, conduct sales and manage client relationships. Our account executives work extensively with our resellers to understand their infrastructure needs and deliver the most appropriate solution.

            We intend to use a mix of programs to deliver our message and create a demand for our products and services. Marketing programs will include:

            - Public relations -- leveraging the experience and reputation of our senior management team in pursuing public relations opportunities, speaking engagements and eNucleus-sponsored event management.

            - Central lead management programs -- generated by local advertising programs in industry specific publications and general public media,

            - Regional awareness programs -- in which corporate templates are personalized for local offices and multiple forms of media, including direct mail and radio advertising, are utilized to drive demand directly to that office,

            - eNucleus marketing materials -- a collection of marketing and sales materials to be used by account executives in their business generation efforts. These materials include brochures, reprints of articles, fact sheets, white papers, client success stories, PR handbooks, business development guides and client presentation templates.

COMPETITION

            The market for Internet-based technology solutions is intensely competitive, rapidly evolving and subject to rapid technological change. We expect competition to persist, intensify and increase in the future. We believe that the principal competitive factors in our market are single source, strategic expertise, technical knowledge, best of breed products and services, reliability, client service and price. Most of our current and potential competitors have longer operating histories, larger installed client bases, longer relationships with clients and significantly greater financial, technical, marketing and public relations resources than us and could decide at any time to increase their resource commitments to our market. In addition, the market for Internet solutions is relatively new and subject to continuing definition, and, as a result, the core business of certain of our competitors may better position them to compete in this market as it matures. Competition of the type described above could materially adversely affect our ability to realize our goals.

            There are relatively low barriers to entry into our business. There can be no assurance that existing or future competitors will not develop or offer services that provide significant performance, price, creative or other advantages over those offered by us, which could have a material adverse effect on our business, results of operations and financial condition.

ITEM 2 DESCRIPTION OF PROPERTIES

            eNucleus' maintains its executive office at 15545 S. 71st Court, Orland Park, IL 60462. We also lease roughly 5,000 sq ft. in Roswell, Georgia serving as our branch office and data center/operating facility. The leases for our facilities expire through 2008.

ITEM 3 LEGAL PROCEEDINGS

            We are from time to time a party to various legal actions arising in the normal course of business. On May 10, 2001, as a result of dramatic changes in the Internet industry and financing markets, delays in reaching accord with our short term note holders and other creditors in restructuring our debts and our inability to cure defaults under our data center lease and the landlord's attempts to seize Company assets, we filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Illinois, Eastern Division.. We continued to operate as a debtor-in-possession under the supervision of the Bankruptcy Court. On November 6, 2001, the Company's Plan of Reorganization was confirmed thereby enabling the Company to successfully emerge from its Chapter 11 reorganization. Pursuant to the confirmed Plan of Reorganization, among other things, holders of certain allowed claims will receive 1 share of common stock for every $3.00 of debt. Also pursuant to the Plan, the Company's common stock has undergone a 1 for 6 reverse stock split resulting in current stockholders receiving 1 share of new common stock for every 6 shares of old common stock currently owned.

            Prior to our filing for protection under bankruptcy, we were a party to several creditor collection actions. However, as a result of our bankruptcy filing, these matters and many other threatening proceedings have been resolved and terminated. We believe that there is no proceeding threatened or pending against us which, if determined adversely, would have a material adverse effect on the financial condition or results of operations of eNucleus.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Our last Annual Shareholder Meeting was held on July 14, 2000. Five proposals, with one of the proposals including seven sub-proposals were submitted to stockholders as described in our proxy dated June 12, 2000. Each of the proposals and sub-proposals received more than 51% of the votes cast by shareholders, which was the required percentage for shareholder approval for each of these proposals and sub-proposals.

            Subsequent to the shareholder meeting, and as a result or restructuring and filing of the Chapter 11 petition, each of the directors previously elected to serve (except Mr. John C. Paulsen) resigned from the Board of Directors. Replacement directors were not installed. Pursuant to Plan of Reorganization, a new Board of Directors will be installed (see Item 10).

                                    PART II

ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

            The following table sets forth, for the periods indicated, the range of high and low bid quotations per share of common stock as reported by NASD on the OTC Bulletin Board. Our common stock trades under the symbol ENCS. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. Prior to December 8, 1999, eNucleus, Inc. was known as American General Ventures, Inc. and traded under the symbol AMGV and prior to July, 2000, eNucleus, Inc. was known as Nucleus, Inc. and traded under the symbol NCLS.

                                                           COMMON STOCK
                                                           ------------
PERIOD                                               LOW BID          HIGH BID
------                                               -------          --------
1999
    1st Quarter                                     $0.62500          $0.68750
    2nd Quarter                                     $0.62500          $4.75000
    3rd Quarter                                     $2.00000          $4.37500
    4th Quarter                                     $2.37500          $4.28125
2000
    1st Quarter                                     $2.50000          $5.75000
    2nd Quarter                                     $3.25000          $1.50000
    3rd Quarter                                     $1.81250          $0.28120
    4th Quarter                                     $0.71870          $0.12500

            The approximate number of record holders of our common stock on December 31, 2000 was 1,375.

            We have paid no dividends on our common stock. There are no contractual restrictions on our ability to pay dividends. We have not had earnings that indicate an ability to pay cash dividends. We do not expect to pay dividends in the foreseeable future.

            Recent Sales of Unregistered Securities. We made the following sales of unregistered securities during the year ended December 31, 2000:

            On January 20, 2000, we issued 100,000 shares of common stock to sophisticated investors in transactions not involving a public offering for an aggregate amount of $150,000. The sale was exempt from registration under
Section 4(2) of the Securities Act. The recipients of securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. In each instance, offers and sales were made without any public solicitation. The securities were placed with the services of a broker-dealer, which was paid a cash fee of $7,500 and warrants to purchase $6,000 shares of our common stock at $1.50 per share which expired in two years from issue date. All recipients had adequate access to information about eNucleus.

            In various transactions not involving public offerings, in January and February, 2000, we issued a total of 265,365 shares of our common stock to sophisticated investors for an aggregate amount of $398,048. These sales were exempt from registration under Section 4(2) of the Securities Act. The recipients of securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. In each instance, offers and sales were made without any public solicitation. No underwriter or broker-dealer was involved in the transactions and no commission was paid. All recipients had adequate access to information about eNucleus.

            On January 20, 2000, we issued a warrant to purchase 200,000 shares of our common stock at $2.12 per share to a financial consultant. The warrant expired on August 23, 2000.

            Beginning in December, 1999, we engaged Roth Capital Partners (formerly Cruttenden Roth Incorporated) to provide financing by privately placing short bridge notes of $3 million to $5 million, to consummate our pending acquisitions and initiate a private placement of approximately $15 - $25 million of securities and a follow-on public offering of approximately $50 million. To help facilitate our growth strategy and to consummate pending acquisitions, we raised the bridge financing facility limit and closed the bridge financing at $6.1 million in March 2000 (see further discussion below). Due to delays in starting to raise the $15 - $25 million private placement and the Internet industry suffering a dramatic and precipitous valuation collapse, the private placement was not raised.

            On March 21, 2000, we received $6,104,000 through the sale of senior bridge notes. Pursuant to the terms of this financing, we issued 1,692,172 shares of common stock. The sale was exempt from registration under Section 4(2) of the Securities Act. The recipients of securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. In each instance, offers and sales were made without any public solicitation. The securities were placed with the services of a broker-dealer, which was paid a cash fee equal to 10% of the offering amount, out-of-pocket expenses, and warrants equal to 10% of the number of shares issued to the note investors. All recipients had adequate access to information about eNucleus. All of these shares and warrants have registration rights.

            On May 11, 2000 we issued 661,000 in connection with our acquisition of WebNet.com, Inc ("WebNet"). WebNet shareholders also received a put option to require eNucleus to repurchase 60,000 shares at $5.00 per share on May 11, 2001. Subsequent to year-end, we received notice of their intent to exercise this put arrangement. eNucleus did not repurchase the shares and as a result of our bankruptcy filing the put option was resolved and terminated.

            On July 17, 2000, we issued 76,915 shares of common stock to an ex-employee per conditions of his employment agreement. We recorded additional compensation expense of approximately $96,000 associated with this grant.

            On September 25, 2000, we issued 300,000 shares of common stock to an ex-employee and certain shareholders of the previously acquired Webnet.com, Inc. per conditions of his employment agreement and the acquisition agreement. We recorded additional compensation expense of approximately $112,500 associated with this grant.

            From October, 2000 through December 2000, we issued 182,857 shares of our common stock in exchange for services provided by certain vendors of approximately $38,000.

ITEM 7 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The following discussion should be read in conjunction with the financial statements of eNucleus appearing later in this Form 10-KSB. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under the caption "-- Factors Affecting Future Results."

            eNucleus is a carrier of Internet infrastructure. Our target market is comprised of system integrators, web developers and software providers. Our core product offerings include co-location - secured data center space, high-speed Internet access, data storage, and email and virus scanning services. Together, this offering provides our clients with a scaleable, brand able and cost effective platform for the development of their ebusiness initiatives.

            We presently earn revenues from the following product and service offerings: set up fees, leasing of data center space, Internet transport, data storage, monitoring and email services. We recognize revenue for set up fees over the contract terms. Clients are billed for the services over the course of an engagement at a measured rate or on a recurring fixed-price basis. Fees typically range from $250 to $20,000 for set-up and installation and recurring revenue of $250 to $50,000 per month. Cost of revenues includes the costs of services and material directly related to the revenues, including direct labor and benefits, subcontracted labor or other outside services, and other direct costs associated with revenues, as well as an allocation of certain indirect costs. Operating expenses consist primarily of salaries, commissions, and benefits for our marketing, sales and support personnel, advertising costs, consultants' fees, provision for doubtful accounts and other miscellaneous expenses. Depreciation and amortization expense consists primarily of the amortization of intangible assets recorded in connection with our acquisition and depreciation of our fixed assets. We expect these expenses to increase in the future due to the growth of the company.

            In August 2000 with the installation of our new management team, we decided to strategically focus only on higher margin Internet infrastructure services and elected to discontinue offering certain non-related client premise equipment sales and associated professional services. As part of this decision, we closed our Seattle and Denver offices as well as discontinued certain operations of our Chicago and Atlanta offices. Revenue from these discontinued operations were approximately $7.2 million and $10.8 million for the years ending December 31, 2000 and 1999 respectively. We recorded a charge of approximately $7.1 million representing the loss on disposal of these operations resulting from the write off of un-amortized goodwill, fixed assets and the present value of estimated unrecoverable lease payments associated with these offices. Additionally, we discontinued reselling long-distance telephone services. Upon the conclusion of these transactions, we remain focused on our core business offering of co-location - secured data center space, high-speed Internet access, data storage, and email and virus scanning services.

            On May 10, 2001, as a result of dramatic changes in the Internet industry and financing markets, delays in reaching accord with our short term note holders and other creditors in restructuring our debts and our inability to cure defaults under our data center lease and the landlord's attempts to seize Company assets, we filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Illinois, Eastern Division.. We continued to operate as a debtor-in-possession under the supervision of the Bankruptcy Court. On November 6, 2001, the Company's Plan of Reorganization was confirmed thereby enabling the Company to successfully emerge from its Chapter 11 reorganization. Pursuant to the confirmed Plan of Reorganization, among other things, holders of certain allowed claims will receive 1 share of common stock for every $3.00 of debt. Also pursuant to the Plan, the Company's common stock has undergone a 1 for 6 reverse stock split resulting in current stockholders receiving 1 share of new common stock for every 6 shares of old common stock currently owned.

EXPANSION

            We are pursuing a strategy to deliver our products and services on a national scale. We expect to complement our internal growth by continuing to evaluate acquisition opportunities whose services can complement our existing services and enable us to offer a more comprehensive range of Internet-based technology solutions to our clients.

OPERATING RESULTS 1999 TO 2000

            The following table sets forth our results of operations for the periods indicated.

                                                            YEAR ENDED DECEMBER 31,
                                                            -----------------------
                                                       1999                        2000
                                                       ----                        ----
Revenue                                   $        --           --     $    260,785       100.0%
Cost of revenue                                    --           --          141,461         54.2
                                          ------------------------------------------------------
Gross profit                                       --           --          119,324         45.8

Operating expenses                         (3,526,031)          --       (4,960,599)     (1902.2)
Stock based compensation expense           (1,177,500)          --       (1,591,913)      (610.4)
Depreciation and amortization
expense                                       (30,322)          --         (401,840)      (154.1)
                                          ------------------------------------------------------
Operating loss                             (4,733,853)          --       (6,835,028)     (2620.9)

Interest expense                             (209,246)          --       (8,564,848)     (3284.3)
                                          ------------------------------------------------------
Net income from continuing
operations before extraordinary items      (4,943,099)          --      (15,399,876)     (5905.2)
Loss from discontinued operations          (1,448,177)          --       (1,602,474)      (614.5)
Loss on disposal of discontinued
operations                                         --           --       (7,132,447)     (2735.0)
                                          ------------------------------------------------------

Net loss                                  $(6,391,276)          --     $(24,134,797)     (9254.7)
                                          ======================================================

YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

            Revenues and cost of revenues. Revenues were $261,000 in 2000 representing operations from our managed services. Costs of revenues for 2000 were $141,000 or 54.2% of revenue. During 1999, the Company did not report any sales from operations. Sales revenues and cost of revenues previously reflected in the financial statements for 1999 have been reclassified, as required, within a single caption titled "Loss from discontinued operations."

            Operating expenses. Operating expenses increased $1.5 million or 43%, from $3.5 million in 1999 to $5.0 million in 2000. The increase in operating expenses was incurred as part of our growth strategy, including the addition of key executive management and back office personnel to support the growth of the business and the development and marketing of our brand and product offering. We expect that our growth strategy will continue to require significant sales and marketing activities, including an expansion of our sales force and further development of brand name recognition. In addition, we will continue to build our personnel base to support our growth strategy in the rapidly evolving industry of manage services. As a result , we believe that our selling , general and administrative expenses will continue to increase in the future.

            Stock based compensation expense. Stock based compensation expense increased $0.4 million, from $1.2 million in 1999 to $1.6 million in 2000. During 2000, we granted stock warrants to attract and retain employees, directors and consultants. The majority of these options and warrants vest over a three-year period. We expect to continue to incur such charges in future periods to attract and retain key employees, directors and consultants.

            Depreciation and amortization expense. Depreciation and amortization expense increased $372,000 from $30,000 in 1999 to $402,000 in 2000. The increase was a result of $271,000 in depreciation expense associated with the build-out of the Atlanta Data Center and the remaining represented an increase to amortization expense associated with the intangibles recorded with our acquired companies.

            Interest Expense. Interest expense increased $8.4 million, from $0.2 million in 1999 to $8.6 million in 2000. Included in interest expense for 2000 was approximately $7.5 million in non-cash interest expense associated with the stock and warrants issued in conjunction with the senior notes.

            Loss from Discontinued Operations. The loss from discontinued operations represents revenues less expenses associated with the operations discontinued, including the operations of our Seattle and Denver offices as well as certain operations of our Chicago and Atlanta offices. Revenue from these discontinued operations were $10.8 million and $7.2 million for the year ending December 31, 1999 and 2000 respectively.

            Loss from Disposal of Discontinued Operations. The loss from disposal includes the write-off of intangible assets of $6.4 million, valuation losses of $600,000 related to assets disposed of or sold and a charge of approximately $200,000 representing the present value of estimated unrecoverable lease payments associated with the closed offices.

            Net Loss. Net loss increased $17.7 million, from $6.4 million in 1999 to $24.1 million in 2000. As more fully discussed above, the increased net loss is attributable to growth strategy costs in excess of current period revenues, substantial non-cash interest expense associated with our senior notes financing, losses incurred in our discontinued operations including the write-off of intangible assets associated with the discontinued operations and non-cash stock based compensation.

LIQUIDITY AND CAPITAL RESOURCES

            As shown in our results of operations, we incurred a net loss of $24 million during the fiscal year 2000 and have incurred losses in each of the previous years. As of December 31, 2000, current liabilities exceed current assets by $13.3 million. During 2000, net cash used in continuing operating activities totaled $4.2 million and was primarily the result of operating losses. Cash flow from financing activities provided $6.0 million in cash, primarily as a result of our borrowing under the senior bridge notes. Net cash used for investing activities was $250,000 for purchases of fixed assets. During 1999, operating activities from continued operations used $2.2 million. Investing activities provided $66,000 in cash as a result of receiving $169,000 from acquisitions net of cash paid less cash used for acquisition of fixed assets. Net cash provided by financing activities in 1999 was $3.0 million primarily as a result of proceeds from the sale of common stock and borrowings under the line of credit..

            Subsequent to year end, on May 10, 2001, we filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. We continued to operate as a debtor-in-possession under the supervision of the Bankruptcy Code. On November 6, 2001, the Company's Plan of Reorganization was confirmed thereby enabling the Company to successfully emerge from its Chapter 11 reorganization. Pursuant to the confirmed Plan of Reorganization, among other things, holders of certain allowed claims will receive 1 share of common stock for every $3.00 of debt. Also pursuant to the Plan, the Company's common stock has undergone a 1 for 6 reverse stock split resulting in current stockholders receiving 1 share of new common stock for every 6 shares of old common stock currently owned.

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

            eNucleus and Sunami Ventures, LLC ("Sunami") entered into a post-petition financing agreement for borrowings up to $1,500,000. As part of the funding for this facility, Sunami has entered into private sales agreements of certain eNucleus securities currently held by Sunami, the proceeds of which will be used as funding under this facility. Also pursuant to the Sunami financing, in January, 2002, we entered into a three-year $500,000 secured demand loan agreement with Capital Equity Group. The note agreement is secured by our assets, guaranteed by Mr. Paulsen and bears interest at the rate of 16%. To date, eNucleus has received approximately $275,000 under these facilities. The proceeds of these loan agreements will be used to satisfy certain petitions resulting from the bankruptcy and post-petition operating expenses.

            In August, 2000, eNucleus entered into a demand loan facility with Sunami. The facility provides for borrowings of up to $750,000, bears interest at the rate of twelve percent and was payable no later than August, 2001. As of December 31, 2000, eNucleus had borrowed $188,000 from Sunami under this facility. Subsequent to year end, eNucleus borrowed an additional $550,000 under this facility.

            On May 11, 2000 we issued 661,000 in connection with our acquisition of WebNet.com, Inc ("WebNet"). WebNet shareholders also received a put option to require eNucleus to repurchase 60,000 shares at $5.00 per share on May 11, 2001. Subsequent to year-end, we received notice of their intent to exercise this put arrangement. eNucleus did not repurchase the shares and as a result of our bankruptcy filing the put option was resolved and terminated.

            Beginning in December, 1999, we engaged Roth Capital Partners (formerly Cruttenden Roth Incorporated) to provide financing by privately placing senior bridge notes of $3 million to $5 million, to begin a private placement of approximately $15 - $25 million of securities and a follow-on public offering of approximately $50 million. To help facilitate our growth strategy and to consummate pending acquisitions, we raised the bridge financing facility limit and closed the bridge financing at $6.1 million in March 2000 (see further discussion below). Due to delays in starting to raise the $15 - $25 million private placement and the Internet industry suffering a dramatic and precipitous valuation collapse, the private placement was not raised.

            On March 21, 2000, the Company issued senior bridge notes in the aggregate principal amount of $6,104,000. The note investors also received 1,692,172 shares of common stock. The notes were due on July 6, 2000 and pay interest of 12% per annum on a monthly basis. The Company elected to extend the maturity date of these notes to November 3, 2000 pursuant to the terms. Pursuant to the issuance of the notes, we paid Roth Capital Partners $725,000 including expenses and issued them approximately 170,000 warrants with an exercise price of $3.625 per share. We have also agreed to engage Roth Capital in connection with future private or public capital raising activities, for which we have negotiated fees payable upon the closing of any such financings. The net proceeds of $5.3 million was used to fund approximately $1.2 million of acquisition related debt; professional fees of $1.1 million related to our acquisition, reincorporation, financings and other general corporate matters; and $3.0 million was used for operating activities including insurance, vendors and payroll.

            On July 23, 1999, we entered into a $500,000 secured demand loan agreement with Bank of America. The line of credit is secured by our assets and the assets of Mr. Paulsen, bears interest monthly at the rate of prime plus one hundred basis points, and principal is payable on demand. As of December 31, 2000, the entire amount under the line of credit was outstanding.

            Effective June 30, 1999, in connection with the acquisition of ITS, we issued 1,000,000 shares of our common stock and a $1,000,000 subordinated note. The note bears interest at the rate of prime plus one percent, and is secured by 375,000 shares of the common stock owned by our President and Chief Executive Officer, John C. Paulsen. The note, which was originally due on October 8, 1999, was extended by ITS shareholders in consideration for 100,000 additional shares of our common stock. We retired $600,000 out of the bridge financing.

            On March 12, 1999, ITS entered into an agreement with NationsCredit Distribution Finance to provide for the financing of inventory purchases. Payments related to the NationsCredit agreement were guaranteed by the personal assets of the former shareholders of ITS. We repaid the entire outstanding balance under the NationsCredit agreement from proceeds of the bridge financing.

RECENT ACCOUNTING PRONOUNCEMENTS

            In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides specific guidance on revenue recognition. The Company adopted the accounting guidance of the Staff Accounting Bulletin during 2000 realizing no impact to the Company's consolidated statement of operations.

            In July 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No.142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies criteria that intangible assets must meet in order to be recognized and reported separately from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives will no longer be amortized to expense, but instead will be tested for impairment at least annually. Intangible assets with definite useful lives will be amortized to expense. The Company is required to adopt the provisions of SFAS 141 immediately and SFAS 142 effective January 1, 2002. As of January 1, 2002, the Company will be required to reassess the useful lives of all acquired intangible assets and make any necessary amortization period adjustments by December 31, 2002. The Company will also be required to perform an assessment of whether there is an impairment of goodwill as of January 1, 2002, and at least annually thereafter. The Company is evaluating the impact of adopting SFAS 142, but because of the extensive effort required, it is not practicable to reasonably determine, at the date of this report, whether a goodwill impairment charge will be recorded upon adoption of the new standards.

            In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. SFAS 144 provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules change the criteria to be met to classify an asset as held-for-sale. The new rules also broaden the criteria regarding classification of a discontinued operation.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            The Company is exposed to changes in interest rates as a result of significant financing through its issuance of variable-rate and fixed-rate debt. If market interest rates were to increase 1% in fiscal 2001, there would be an approximate $1.0 million material impact on the Company's consolidated results of operations or financial position.

FACTORS AFFECTING FUTURE RESULTS

General effects of a bankruptcy filing

            The filing of our bankruptcy petition, and the publicity attendant thereto, may adversely affect our business. Due to delays in our financing, we will need to negotiate payment terms with some of our administrative claim holders. There can be no assurance that we will reach agreement with these parties or be able to satisfy their indebtedness in a timely manner acceptable to them. Our competitive advantage may also be hindered because of the taint and stigma associated with a bankruptcy petition filing. We believe that such taint and stigma is especially true for companies providing ebusiness infrastructure, including managed hosting services, because of the fear from potential customer that the company will go out of business and not be able to provide the valuable services. Additionally, although we believe that we have good relationships with our suppliers and vendors, there can be no assurance that such suppliers and vendors will continue to provide such goods and services to us due to the concerns regarding credit worthiness resulting from the chapter 11 proceeding. Also it may be difficult for us to obtain financing (whether debt or equity) as we may require to fund operations and/or growth.

We are in the early stages of implementing our business plan

            We have only recently begun to execute on our business plan. We face all of the risks common to companies in their early stages of development, including:

      -     undercapitalization and uncertainty of funding sources,
      -     high initial expenditure levels and uncertain revenue streams,
      -     an unproven business model,
      - difficulties in managing operations offering different products and services in different geographic locations, and
      -     difficulties in managing growth.

            Because we commenced implementing our plan in April 1999, you have no relevant operating history upon which you can evaluate our performance or our ability to achieve our goals.

We have been sustaining losses and have an accumulated deficit

            Our revenue to date has not been sufficient to offset the expenses incurred in our business activities. We had a net loss of $24.1 for the year ended December 31, 2000 and $6.4 million for the year ended December 31, 1999. We cannot assure you that we will ever achieve profitability.

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

Our quarterly operating results could vary dramatically

            Our revenues, gross profit, operating income and net income are likely to vary in the future from quarter to quarter, perhaps substantially. Factors that may affect this quarter-to-quarter variability include:

      - disruption or degradation of our network infrastructure and data centers,
      - loss of significant strategic alliances, such as with InterNAP and Intel,
      -     the short-term nature of certain client commitments,
      - fluctuations in Internet and IT spending and bandwidth used by clients,
      -     loss of a major client,
      -     seasonality that may accompany budget cycles,
      -     the timing, size and mix of service and product offerings,
      -     the timing and size of significant software sales,
      -     the timing and size of new projects,
      -     the timing and magnitude of required capital expenditures,
      - pricing changes and increases in capital expenditures in response to various competitive factors,
      - market factors affecting the availability of network interconnectivity and bandwidth for our clients and qualified technical personnel,
      -     timing and client acceptance of new service offerings,
      - changes in the trends affecting the outsourcing of Internet-based IT services,
      - additional selling, general and administrative expenses to acquire and support new business,
      -     increased levels of technological change in the industry, and
      -     general economic conditions.

            Our operating results will be affected by changes in our network charges, Colocation charges and equipment costs.

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

Protection of our intellectual property and proprietary rights

            Our ability to develop new technology and technology solutions will depend on the continued innovation, technical expertise and know-how of our employees and consultants. We intend to establish a policy of requiring our employees and consultants to execute confidentiality agreements, however, there can be no assurance that this procedure will be adequate to prevent misappropriation of our technology nor can we be assured that our competitors will not independently develop technologies that are substantially equivalent or superior to those of ours.

Our ability to implement and expand our network is unproven and will require substantial financial, operational and managerial resources

            To satisfy client requirements, we must implement, expand and adapt our ePS infrastructure. We are dependent on service providers for our network capacity. The expansion and adaptation of our infrastructure will require substantial financial, operational and management resources. Our ability to connect and manage a substantially larger number of clients is unknown. We have yet to prove our infrastructure's ability to be scaled up to higher client levels while maintaining superior performance. Furthermore, it may be difficult for us to increase quickly our network capacity in light of current necessary lead times within the industry to purchase circuits and other critical items. If we fail to achieve or maintain high capacity data transmission circuits, client demand could diminish because of possible degradation of service. In addition, as we upgrade our infrastructure to increase bandwidth available to our clients, we expect to encounter equipment or software incompatibility which may cause delays in implementation.

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

If we are unable to continue to receive cost-effective service from our providers, we may not be able to provide our services on profitable terms

            In delivering our services, we rely on network and services, which are built and operated by others. In order to be able to provide optimal routing to our clients through our infrastructure facilities, we must purchase connections from several providers. We cannot assure you that these providers will continue to provide service to us on a cost-effective basis, if at all, or that these providers will provide us with additional capacity to adequately meet client demand.

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

We depend on our suppliers

            Although we have not experienced significant problems with our suppliers of services, hardware, software and componentry, there can be no assurance that such relationships will continue or that, in the event of a termination of our relationships with any given supplier, we would be able to obtain alternative sources of supply without a material disruption in our ability to provide products and services to our clients.

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

We are dependent on our management team

            We are dependent on the continued efforts of our executive officers, in particular John C. Paulsen, our President and Chief Executive Officer. We do not maintain key person life insurance on any of our executive officers. If any of these people become unable to continue in his or her role with us, or if we are unable to attract and retain other qualified employees, our financial performance and business prospects will probably be negatively impacted.

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

We face strong competition

            The market for the products and services we offer is highly competitive. Our competitors vary in size and in the scope of the products and new services that they offer. Primary competitors generally include:

      -     complete solution providers,
      -     ISPs (Internet service providers),
      -     web hosting firms,
      -     application hosting firms,
      -     strategic consulting firms,
      -     in-house IT departments of clients, and
      -     computer hardware and service vendors.

            Traditionally, the largest service providers have principally focused on providing solutions to international Fortune 500 companies. A large number of smaller service companies and a growing number of larger companies compete in the middle market segment.

            There are relatively low barriers to entry into our target market. We expect to face competition from established and new companies. Increased competition may result in greater pricing pressure, which could adversely affect our gross margins. In addition, many of our competitors have greater financial, development, technical, marketing and sales resources than we do. As a result, our competitors may be able to adapt more quickly to new or emerging technologies and to changes in client requirements or to devote greater resources than us for the development, promotion, sale and support of Internet-based products and services. In addition, there is a risk that clients may elect to increase their internal IT resources to satisfy their IT solutions needs. We may also enter new markets and offer new services, and expect to face intense competition from existing and new competitors, particularly since barriers of entry in the IT service industry are relatively low. We cannot assure you that we will continue to provide IT services and products demanded by our target market or be able to compete successfully with existing or new competitors. An inability to compete in our market effectively would negatively impact our financial performance and business prospects.

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

Potential clients may not widely adopt Internet solutions, and, if they do, may not outsource such projects

            The market for our products and services will depend upon the adoption of Internet, intranet, extranet and web site solutions by clients. If clients and potential clients choose not to implement such solutions, we will address a smaller market and our revenues could be adversely affected. Some critical unresolved issues concerning the use of Internet solutions are security, reliability, cost, ease of deployment and administration and bandwidth of the Internet itself. These issues may affect the use of such technologies to solve business problems. Some entities would have to change significantly the way they do business to adapt to the Internet. Even if these issues are resolved, businesses might not elect to outsource the design, development and maintenance of their Internet, intranet, extranet and web site solutions to firms such as eNucleus.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

            The following financial statements for eNucleus and independent auditors' report for the year ended December 31, 2000 and 1999 are filed as part of this report on Form 10-KSB beginning on page F-1.

           Report of Independent Public Accountants
           Balance Sheets as of December 31, 2000 and 1999
           Statements of Operations for the years ended December 31, 2000 and
                1999
           Statements of Stockholders' Equity (Deficit) for the years ended
                December 31, 2000 and 1999
           Statements of Cash Flows for the years ended December 31, 2000 and
                1999
           Notes to the Financial Statements

ITEM 9 CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            On August 4, 2000, eNucleus filed a Current Report on Form 8-K indicating a change in its certifying accountant Andersen to KPMG LLP. In January, 2002, we notified KPMG that the Board of Directors had decided to change auditors to Bujan & Associates, Ltd.

            During their tenure, Andersen issued reports on our financial statements up to December 31, 1999 that neither contained an adverse opinion or disclaimer of opinion, nor was qualified or modified as to audit scope or accounting principles. The 1999 report was modified for a going concern uncertainty. During the period of Andersen's engagement and for the period of the two most recent fiscal years and any subsequent interim period preceding this action, there was no disagreement between us and Andersen on any matter of accounting principals or practices, financial statement disclosures or audit scope and procedure.

            During their tenure, KPMG provided certain consulting and advisory services to us. Prior to August, 2000, we did not consult with KPMG regarding the application of accounting principles or the type of audit opinion that may be rendered with respect to our financial statements. During the period of KPMG's services, there was no disagreement between us and KPMG on any matter of accounting principals or practices, financial statement disclosures or audit scope and procedure.

            Effective January 2002, Bujan & Associates, Ltd. has been retained as independent auditor. Prior to engagement, we did not consult with Bujan & Associates, Ltd regarding the application of accounting principles or the type of audit opinion that may be rendered with respect to our financial statements.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

            The following table contains certain information with respect to our directors and executive officers:

NAME                 AGE      POSITION AS OF THE YEAR ENDED 12/31/00
----                 ---      --------------------------------------
John C. Paulsen      39       Chairman of the Board, President and Chief Executive Officer

            John C. Paulsen has served as Chairman of the Board, President and Chief Executive Officer of eNucleus since April 1999. Prior thereto, Mr. Paulsen served as the President of Nucleus Holding Company. From 1995 to

1997 Mr. Paulsen served as President and CEO of MetroLink Communications, Inc. a long-distance carrier. From 1990 to 1995, Mr. Paulsen served as President and CEO of American Teletronics Long Distance, Inc. a reseller of long-distance telecommunications services.

            BOARD OF DIRECTORS

            The board of directors of eNucleus consists of seven members. Mr. Paulsen is currently serving as the sole Director Directors are elected each year at the annual meeting of stockholders. Our last Annual Shareholder Meeting was held on July 14, 2000 of which nominees for the Board of Directors were approved. Subsequent to the shareholder meeting, and as a result or restructuring and filing of the Chapter 11 petition, each of the directors previously elected to serve (except Mr. John C. Paulsen) resigned from the Board of Directors. Replacement directors were not installed. Pursuant to Plan of Reorganization, a new Board of Directors will be installed (see Item 10).

            Directors are elected each year at the annual meeting of stockholders. The board of directors of eNucleus met or took action twice during 2000. Each of the directors participated in 75% of such meetings. The board of directors has established an audit committee, an executive committee and a compensation committee.

            The audit committee recommends the annual appointment of eNucleus' auditors and reviews the scope and results of the audit and other services provided by our independent auditors. The audit committee did not meet during 2000.

            The compensation committee reviews and approves eNucleus' compensation and benefits for our executive officers, administers our compensation and stock option plans and makes recommendations to the board of directors regarding such matters. The compensation committee took action once in 2000.

            The executive committee manages the business and affairs of eNucleus. The executive committee did not meet in 2000.

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

ITEM 11 EXECUTIVE COMPENSATION

            The following table summarizes the compensation paid for the years ended December 31, 2000 and 1999 to the individuals who served as our chief executive officer during any part of fiscal year 2000 or 1999 and those serving as executive officers during such periods.

                           SUMMARY COMPENSATION TABLE

                                                                                             SECURITIES
                                                                                             UNDERLYING          ALL OTHER
NAME AND PRINCIPAL POSITION                            YEAR    SALARY ($)     BONUS ($)      WARRANTS (#)    COMPENSATION ($)
---------------------------                            ----    ----------     ---------     ------------     ----------------
John C. Paulsen, Chief Executive Officer               2000     275,000                                          1,195(5)
and President (1)                                      1999     350,000          --               --             3,775(5)

Vincent Sanchez, President and Chief                   2000      54,167                                         59,133(6)
Operating Officer (2)

J. Theodore Hartley, Executive Vice                    2000      84,763
President and Chief Financial Officer (3)              1999     105,590

Steven H. Walker, President and Chief                  1999      42,000
Executive Officer (4)

----------
(1) Chief Executive Officer commencing April 15, 1999 and President commencing September 8, 2000.

(2)   From May 24, 2000 to September 7, 2000.

(3)   From April 15, 1999 to September 6, 2000

(4)   From January 1, 1999 to April 15, 1999.

(5) Consists of premiums paid for term life insurance under which Mr. Paulsen is the beneficiary.

(6) Other compensation consists of consulting fees received prior to becoming employed by the Company.

COMPENSATION PURSUANT TO STOCK OPTIONS/WARRANTS

            During the fiscal year 2000, Mr. Paulsen was granted options to purchase 750,000 shares of our common stock at prices ranging from $1.50 to $2.16 per share. The options expire in May, 2010. Subsequent to year end, all options and warrants were cancelled as part of the bankruptcy proceedings and a new Option Program was installed.

AGGREGATE OPTION/WARRANT EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/WARRANT VALUES

            As of December 31, 1999, warrants to purchase 11,900 shares of common stock were held by Mr. Walker.

STOCK PLANS

            We have a Stock Purchase Plan for non-qualified options and an Incentive Stock Option Plan for incentive stock options. Under the plans, all our employees, together with other persons who perform substantial services for us or on our behalf, will be eligible to receive incentive and nonstatutory options to purchase eNucleus common stock. The plans are administered by the compensation committee. Under the plans, the exercise price at which the shares of eNucleus common stock covered by each grant may be purchased will be determined on the date of grant by the committee, but can be no less than the par value of such shares and, in the case of incentive stock options, may not be less than the fair market value of such shares on the date of grant. The number of shares covered under the options granted under the plans are subject to adjustments for stock splits, mergers, consolidations, combinations of shares, reorganizations and other recapitalizations.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

PRINCIPAL STOCKHOLDERS AND SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE
OFFICERS

            The following table sets forth the number of shares of common stock beneficially owned as of April 10, 2000 by (i) each person known by us to beneficially own more than 5% of the common stock of eNucleus, (ii) each of our directors, (iii) our executive officers and (iv) all directors and executive officers as a group. A beneficial owner of a security includes any person who has the power to vote or sell the shares. Pursuant to the confirmed Plan of Reorganization, the Company's common stock has undergone a 1 for 6 reverse stock split resulting in current stockholders receiving 1 share of new common stock for every 6 shares of old common stock currently owned and holders of certain claims will receive 1 share of common stock for every $3.00 of allowed claims. Also pursuant to the Plan, certain post petition financing will be entitled to shares in addition to interest as addition compensation for providing financing to the Company under its current position. The following information has not been adjusted to reflect such adjustments as of December 31, 2000.

NAME OF BENEFICIAL OWNER                             AMOUNT AND NATURE   PERCENT OF
------------------------                               OF BENEFICIAL        CLASS
                                                         OWNERSHIP          -----
                                                         ---------
John C. Paulsen (1).                                    4,447,852(2)         34.5%
All directors and executive officers, as a
group (1 persons)                                       4,447,852            34.5%

----------
*     Less than 1%.
(1) Mr. Paulsen's mailing address is 15545 S. 71st Court, Orland Park, Illinois 60462.

(2) Includes shares held directly by Mr. Paulsen and indirectly through a family trust for which Mr. Paulsen acts as majority general partner.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            At December 31, 2000 eNucleus recorded amounts due to John C. Paulsen, our President and CEO, of $676,000, including $502,000 for cash loans made to eNucleus and $174,000 for deferred compensation and unreimbursed expenses. During the year, Mr. Paulsen loaned additional monies and received cash repayments of loans and other monies, which included the repurchase of 264,078 shares of common stock for $1.50 per share. The repurchase of shares of common stock was approved by the Board of Directors as a method of reimbursement for unpaid salary, expenses and monies loaned to the Company which had been previously written off. During 1999, Mr. Paulsen made cash advances, payments to vendors on behalf of the Company and deferred compensation and reimbursement of expense totaling $903,000 and received repayments on such amounts totaling $782,000. As of December 31, 1999, eNucleus carried a payable to Mr. Paulsen of $121,000, which included monies loaned, deferred compensation and unreimbursed expenses.

            During 2000, eNucleus repurchased 170,480 shares of common stock for $1.50 per share from Henry Paulsen, John Paulsen's father. Proceeds paid were net of the receivable of $26,000 due from Henry Paulsen. The repurchase of shares of common stock was approved by the Board of Directors as a method of reimbursement for unreimbursed expenses and other monies loaned to the Company which had been previously written off. During 1999, Henry Paulsen, made cash loans to eNucleus and cash payments to vendors totaling $216,000 and received cash advances from eNucleus of $311,000. As of December 31, 1999, eNucleus carried a receivable from Mr. Paulsen of $26,000.

            In August, 2000, eNucleus entered into a demand loan facility with Sunami Ventures, LLC ("Sunami") (a Corporation managed and controlled by Mr. Henry Paulsen). The facility provides for borrowings of up to $750,000, bears interest at the rate of twelve percent and was payable no later than August, 2001. As of December 31, 2000, eNucleus had borrowed $188,000 from Sunami under this facility. Subsequent to year end, eNucleus borrowed an additional $550,000 under this facility.

            As part of our reorganization under bankruptcy, eNucleus and Sunami entered into a post-petition financing agreement for borrowings up to $1,500,000. To date, eNucleus has received approximately $100,000 under this facility. As part of the funding for this facility, Sunami has entered into private sales agreements of certain eNucleus securities currently held by Sunami, the proceeds of which will be used as funding under this facility.

            In December, 2001, eNucleus entered into a lease agreement with Sunami for approximately 5,000 sq ft. in Roswell, Georgia serving as our branch office and data center/operating facility in Atlanta, Georgia. The lease provides for monthly payments of approximately $20,000 and expires in 2008.

            EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibit Index

            See Exhibit Index beginning on page A-1.

(b)         Reports on Form 8-K

            On May 18, 2000, eNucleus filed a Current Report on Form 8-K relating to its merger with WebNet.com, Inc. On July 27, 2000 eNucleus filed an amendment to such 8-K on Form 8-K/A

            On August 4, 2000, eNucleus filed a Current Report on Form 8-K relating to a change in its certifying accountant.

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


Date: March 19, 2002                    By: /s/ John C. Paulsen
                                            ------------------------------------
                                        John C. Paulsen
                                        President and Chief Executive Officer

            Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURE                           TITLE                        DATE
      ---------                           -----                        ----
/s/ John C. Paulsen     President, Chief Executive Officer and    March 19, 2002
-------------------     Chairman
John C. Paulsen         (principal executive officer)

                         INDEX TO FINANCIAL STATEMENTS

Report of Bujan & Associates, Ltd, Independent Public Accountants                                         F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999  F-3

Consolidated Statements of Operations for the Years ended December 31, 2000 and 1999                      F-4

Consolidated Statements of Changes in Shareholders' Equity (Deficit) for the Years Ended December 31,
     2000 and 1999                                                                                        F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2000 and 1999                      F-6

Notes to Consolidated Financial Statements                                                                F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of eNucleus, Inc. and Chapter 11 Trustee of eNucleus, Inc.:

      We have audited the accompanying consolidated balance sheets of eNucleus, Inc. (a Delaware corporation) (the Company) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' (deficit) equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eNucleus, Inc. as of December 31, 2000 and 1999 and the results of their operations and cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 2, on May 10, 2001, the Company filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof, (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the company; or (d) as to operations, the effect of any changes that may be made in its business.

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

Bujan & Associates, Ltd

Chicago, Illinois
March 15, 2002
                                 eNUCLEUS, INC.
                             (DEBTOR-IN-POSSESSION)
                          CONSOLIDATED BALANCE SHEETS
                               AS OF DECEMBER 31,

                                                                  2000              1999
                                                                  ----              ----
ASSETS:
Current assets:
Cash                                                          $      1,452      $    176,481
Accounts receivable                                                 69,866                --
Other current assets                                               159,839            28,530
                                                              ------------------------------
    Total current assets                                           231,157           205,011
                                                              ------------------------------

Property and equipment, net                                      1,492,434           106,251
Goodwill and other intangibles, net                                782,339                --
Net long-term assets of discontinued operations                         --         6,482,363
                                                              ------------------------------
    Total assets                                              $  2,505,930      $  6,793,625
                                                              ==============================

LIABILITIES & STOCKHOLDERS' EQUITY
    (DEFICIT):
Current liabilities:

Senior notes payable                                          $  6,104,000      $         --
Line of credit                                                     499,444           499,444
Notes payable                                                      321,950           131,756
Accounts payable                                                 2,790,093         1,218,066
Related party payables                                             675,848           151,220
Accrued expenses                                                 1,922,339           426,702
Net liabilities of discontinued operations                       1,248,681         1,518,986
                                                              ------------------------------
    Total current liabilities                                   13,562,355         3,946,174
                                                              ------------------------------

Long term liabilities                                                   --                --
                                                              ------------------------------
    Total liabilities                                           13,562,355         3,946,174
                                                              ------------------------------
Redeemable securities                                              237,586                --
                                                              ------------------------------

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $0.001 par value, 900,000,000 shares
authorized, shares issued and outstanding (12,905,432 and
9,610,104 on December 31, 2000 and December 31, 1999,
respectively)                                                       12,905             9,610
Additional paid-in capital                                      22,542,262        12,250,664
Stock warrants                                                     727,349           377,069
Treasury stock                                                    (651,838)               --
Accumulated deficit                                            (33,924,689)       (9,789,892)
                                                              ------------------------------

Total stockholders' equity (deficit)                           (11,294,011)        2,847,451
                                                              ------------------------------

Total liabilities and stockholders' equity (deficit)          $  2,505,930      $  6,793,625
                                                              ==============================

          See accompanying notes to Consolidated Financial Statements.

                                 eNUCLEUS, INC.
                             (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                              2000              1999
                                                              ----              ----
Revenue                                                   $    260,785      $        --
Cost of revenue                                                141,461               --
                                                          -----------------------------
Gross profit                                                   119,324               --

Operating expenses                                           4,960,599        3,526,031
Stock based compensation expense                             1,591,913        1,177,500
Depreciation and amortization expense                          401,840           30,322
                                                          -----------------------------
Operating income (loss) from continuing operations          (6,835,028)      (4,733,853)

Interest and other income (expenses), net                   (8,564,848)        (209,246)
                                                          -----------------------------
Loss from continuing operations before income taxes        (15,399,876)      (4.943,099)

Income tax expense                                                  --               --
                                                          -----------------------------
Loss from continuing operations                            (15,399,876)      (4,943,099)

Loss from discontinued operations                           (1,602,474)      (1,448,177)
Loss on disposal of discontinued operations                 (7,132,447)              --
                                                          -----------------------------
Net loss                                                  $(24,134,797)     $(6,391,276)
                                                          =============================

Basic and diluted loss per common share from
continuing operations                                     $      (1.30)     $     (0.62)
                                                          =============================

Basic and diluted loss per common share from
  discontinued operations                                 $      (0.14)     $     (0.18)
                                                          =============================

Basic and diluted loss per common share from disposal
  of discontinued operations                              $      (0.60)     $        --
                                                          =============================

Basic and diluted net loss per common share               $      (2.04)     $     (0.80)
                                                          =============================

Weighted average shares outstanding - basic and
diluted                                                     11,809,830        7,961,809
                                                          =============================

          See accompanying notes to Consolidated Financial Statements.

                                 eNUCLEUS, INC.
                             (DEBTOR-IN-POSSESSION)
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                   FOR YEARS ENDED DECEMBER 31, 1999 AND 2000

                                            COMMON STOCK         PAID-IN       STOCK      TREASURY     ACCUMULATED
                                         SHARES      AMOUNT      CAPITAL      WARRANTS     STOCK         DEFICIT          TOTAL
                                         ------      ------      -------      --------     -----         -------          -----
Balance, December 31, 1998              6,436,936   $ 6,437   $  2,777,220    $     --   $      --    $ (3,398,616)   $   (614,959)
Common stock and warrant
sold for cash                           1,594,335     1,594      1,935,337     377,069          --              --       2,314,000
Common stock issued in
exchange for warrants                       8,000         8         19,992          --          --              --          20,000
Issuance of common stock for
acquisitions                            1,425,000     1,425      5,876,700          --          --              --       5,878,125
Issuance of common stock for
conversion of debt                         45,833        46        189,015          --          --              --         189,061
Common stock issued for
extension of debt agreement               100,000       100        274,900          --          --              --         275,000
Compensation value of
warrants and options issued                    --        --      1,177,500          --          --              --       1,177,500
Net loss                                       --        --             --          --          --      (6,391,276)     (6,391,276)
                                       ----------   -------   ------------    --------   ---------    ------------    ------------
Balance, December 31, 1999              9,610,104     9,610     12,250,664     377,069          --      (9,789,892)      2,847,451
                                       ==========   =======   ============    ========   =========    ============    ============

Common stock and warrants
sold for cash                             365,366       365        547,683          --          --              --         548,048
Issuance of common stock for
acquisitions                              661,000       661      1,734,464          --          --              --       1,735,125
Issuance of common stock in
conjunction with debt offering          1,692,172     1,692      6,102,308     350,280                          --       6,454,280
Issuance of common stock for
services                                  576,790       577        245,816                                                 246,393
Compensation value of
warrants and options issued                                      1,591,913                                               1,591,913
Fair value of assets received                  --        --        307,000          --          --              --         307,000
Accretion of Redeemable Common Stock                              (237,586)                                               (237,586)
Repurchase of common stock                                                                (651,838)                       (651,838)
Net loss                                       --        --             --          --          --     (24,134,797)    (24,134,797)
                                       ----------   -------   ------------    --------   ---------    ------------    ------------
Balance, December 31, 2000             12,905,432   $12,905   $ 22,542,262    $727,349   $(651,838)   $(33,924,689)   $(11,294,011)
                                       ==========   =======   ============    ========   =========    ============    ============

          See accompanying notes to Consolidated Financial Statements.

                                 eNUCLEUS, INC.
                             (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                                                      2000             1999
                                                                                                      ----             ----
Cash flows from operating activities:
Net loss                                                                                         $(24,134,797)     $(6,391,276)
   Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
      Loss from discontinued operations                                                             1,602,474        1,448,177
      Loss on disposal of discontinued operations                                                   7,132,447               --
      Depreciation and amortization                                                                   401,840           30,322
      Compensation expense from issuance of equity securities                                       1,591,913        1,177,500
      Amortization of deferred financial costs and debt discount                                    6,104,000               --
      Accretion of redeemable common stock                                                            234,586               --
      Changes in operating assets and liabilities--
         Changes in accounts receivables                                                              (69,866)              --
         Changes in other assets                                                                     (131,309)         (11,715)
         Changes in payables                                                                        1,572,027        1,110,972
         Changes in accrued expenses                                                                1,495,637          407,444
                                                                                                 ------------------------------
      Net cash in continuing operations                                                            (4,201,048)      (2,228,576)
      Net cash in discontinued operations                                                          (1,707,638)        (710,512)
                                                                                                 ------------------------------
      Net cash used in operating activities                                                        (5,908,686)      (2,939,088)
                                                                                                 ------------------------------

Cash flows from investing activities:
      Cash received from acquisitions, net                                                                 --          168,550
      Capital expenditures                                                                           (256,975)        (102,449)
                                                                                                 ------------------------------

      Net cash (used in)/provided by investing activities                                            (256,975)          66,101
                                                                                                 ------------------------------

Cash flows from financing activities:
      Proceeds from senior notes payable                                                            6,104,000               --
      Borrowings (repayments) on notes payable                                                        191,194          119,304
      Increases in lines of credit                                                                         --          499,444
      Proceeds from sale of common stock                                                              548,048        2,334,000
      Purchase of treasury stock                                                                     (651,838)              --
      Payments of deferred finance costs                                                             (725,400)              --
      Increase in officer loan                                                                        524,628           91,603
      Payments to former owners                                                                            --               --
                                                                                                 ------------------------------
      Net cash provided by financing activities                                                     5,990,632        3,044,351
                                                                                                 ------------------------------

Increase in cash                                                                                     (175,029)         171,364

Cash, beginning of period                                                                             176,481            5,117

Cash, end of period                                                                              $      1,452      $   176,481
                                                                                                 ------------------------------

Non-cash investing and financing activities:
      Common stock issued with senior notes payable                                              $  6,104,000      $        --
      Fair value of stock warrants issued with debt facility                                          305,200               --
      Fixed assets acquired through credit facilities                                               1,029,425               --
      Fixed assets contributed to company                                                             307,000               --
      Stock issued to effect acquisitions                                                           1,735,125               --
                                                                                                 ------------------------------

          See accompanying notes to Consolidated Financial Statements.

                                 eNUCLEUS, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

(1) Description of the Business

      eNucleus (the Company) is a wholesaler of Internet infrastructure aimed at system integrators, web developers, software providers and telecom resellers. Our core product offerings include co-location, high-speed internet access, data storage, and application delivery. Together, this offering provides our clients with a scaleable and brandable platform for the development of their ebusiness initiatives.

(2) Financial Results and Liquidity

      On May 10, 2001, as a result of dramatic changes in the Internet industry and financing markets, delays in reaching accord with our short term note holders and other creditors in restructuring their debts and our inability to cure defaults under our data center lease and the landlord's attempts to seize Company assets, we filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Illinois, Eastern Division. We continued to operate as a debtor-in-possession under the supervision of the Bankruptcy Court. On November 6, 2001, the Company's Plan of Reorganization was confirmed by the Bankruptcy Court. Pursuant to the confirmed Plan of Reorganization, among other things, holders of certain allowed claims will receive 1 share of common stock for every $3.00 of debt. Also pursuant to the Plan, the Company's common stock has undergone a 1 for 6 reverse stock split resulting in current stockholders receiving 1 share of new common stock for every 6 shares of old common stock currently owned.

      The Company's continued existence is dependent on its ability to achieve future profitable operations and its ability to obtain financial support. The Company has only recently begun to execute its business plan and faces all the risks common to companies in their early stages of development, including: undercapitalization and uncertainty of funding sources, high initial expenditure levels and uncertain revenue streams. The uncertainty related to these matters and the Company's bankruptcy status raise substantial doubt about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

      Subsequent to year end and filing of the bankruptcy petition, the Company entered into Loan Agreements with certain entities to provide for post-petition borrowings. The first loan facility entered into December, 2001 in the amount of $545,000, has been partially drawn down by the Company, and will be payable in monthly installments of approximately $19,000 through 2005. The second facility, entered into with a related party in December 2001, provides for borrowings under a line of credit facility up to $1.5 million provided certain conditions have been met. The Company will continue to pursue long-term financial support including seeking strategic investors, lenders and/or technology partners to execute its business plan. There can be no assurances that management's efforts in these regards will be successful. Under any of these scenarios, management believes that the Company's common stock would likely be subject to substantial dilution.

      Management believes that, despite the financial hurdles and funding uncertainties going forward, it has under development a business plan that, if successfully funded and executed, can significantly improve operating results. The support of the Company's vendors, customers, lenders, stockholders and employees will continue to be key to the Company's future success.

(3) Discontinued Operations

      In August, 2000, with the installation of a new management team, the Company decided to strategically focus on higher margin Internet infrastructure services and elected to discontinue offering certain non-related client premise equipment sales and associated professional services. As part of this decision, the Company closed its Seattle and Denver offices as well as discontinued certain operations of its Chicago and Atlanta offices. The Company recorded a charge of approximately $7.3 million representing the loss on disposal of these operations resulting from the write off of unamortized goodwill, fixed assets and the present value of estimated unrecoverable lease payments associated with these offices. Additionally, the Company discontinued reselling long distance telephone services.

The following is summary financial information for the Company's discontinued operations:

                                                     2000                1999
                                                     ----                ----
Revenue                                           $7,166,000         $10,779,000
                                                  ==========         ===========
Net loss from discontinued
operations                                        $1,602,000         $ 1,448,000
                                                  ==========         ===========
Loss on disposal of
discontinued operation                            $7,132,000         $         0
                                                  ==========         ===========

(4) Summary of the Company's Significant Accounting Policies

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

      The Company recognizes revenue upon providing of service or delivery to client. Billings made or payments received in advance of providing services are deferred until the period these services are provided.

      Certain of the Company's contracts, include up-front charges for installation services. In accordance with Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", the Company defers the revenue and corresponding costs and recognizes such over the contract terms. The cumulative effect of this adoption had no net effect on the accompanying consolidated statements of operations.

      Certain contracts with customers may contain service level commitments, which may required the Company to provide credits if required service level commitments are not met. These amounts, if any, are accounted for in cost of sales. To date, credits issued under these arrangements have been immaterial.

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

Property and Equipment

      Property and equipment are stated at cost and depreciated on a straight-line basis over their respective estimated useful lives, which are generally three to five years. Equipment utilized for specific client applications are depreciated over the life of that clients contract. Leasehold improvements are amortized over the shorter of the lease period or their estimated useful life using the straight-line method. Maintenance and repairs are charged to expense as incurred, improvements are capitalized.

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

Impairment of Long-Lived Assets

      The Company evaluates its long-lived assets, including goodwill, for impairment whenever events or change in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In conjunction with its discontinued operations charge, the Company recorded an impairment loss of approximately $6.5 million for the year ended December 31, 2000.

Goodwill and Other Intangible Assets

      Goodwill and other intangible assets are comprised of amounts recorded in business acquisitions and are being amortized on a straight-line basis over periods ranging from 3 to 7 years. Intangible assets include the value of excess purchase price over net assets acquired, less those assets discarded as part of the discontinued operations treatment and thus primarily consist of goodwill and are shown net of accumulated amortization of $355,000 for the years ended December 31, 2000.

Net Loss Per Share

      Basic and diluted net loss per share has been computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share does not include the effect of the following common equivalent shares as the effect of their inclusion is antidilutive during each period:

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                         2000            1999
                                                         ----            ----
Shares issuable under stock options                    3,932,000         423,000
Shares issuable pursuant to warrants to
purchase common stock                                    798,070       2,044,732

Pursuant to the confirmed Plan of Reorganization, the Company's common stock has undergone a 1 for 6 reverse stock split resulting in current stockholders receiving 1 share of new common stock for every 6 shares of old common stock currently owned and holders of certain claims will receive 1 share of common stock for every $3.00 of allowed claims. Also pursuant to the Plan, certain post petition financing will be entitled to shares in addition to interest as addition compensation for providing financing to the Company under its current position. As such, there is a potential for additional substantial dilution to the currently existing shareholders. Per share amounts do not reflect the impact of the bankruptcy petition and associated approved conditions.

Reclassifications

      Certain prior year amounts have been reclassified to conform with the current year presentation, primarily to take into consideration the effect of the discontinued operations as discussed in Note 2.

(5) Business Combinations

      On April 15, 1999, Nucleus Holdings Corporation ("NHC") merged with Nucleus, Inc. (formerly American General Ventures, Inc.) whereby all of the outstanding shares of NHC were exchanged for 5,307,109 newly issued Nucleus shares. The merger qualified as a tax-free reorganization as permitted by the Internal Revenue Code and was treated as a pooling-of-interests for accounting and financial reporting purposes. The financial statements presented herein have been retroactively restated to reflect this transaction. The merged company is called eNucleus, Inc.

      On May 11, 2000, we completed the acquisition of WebNet.com, Inc. WebNet is an Atlanta-based provider of dedicated Internet access and hosting solutions to middle market companies. As acquisition consideration, we issued 661,000 shares of our common stock to WebNet's shareholders and have agreed to issue an additional 300,000 shares if the WebNet operation meets certain revenue targets or other specified conditions are met. WebNet shareholders also received a put option to require eNucleus to repurchase 60,000 shares at $5.00 per share on May 11, 2001. The purchase price of 661,000 shares, valued at $1,735,125, has been allocated to the acquired assets and liabilities based on their respective carrying values, as these carrying values (net value of $13,053) are deemed to represent fair market value of these assets and liabilities and to goodwill. As part of the Company's reorganization in the third quarter of 2000, the company discontinued offering client premise equipment sales and associated professional services. As part of this decision, the Company recorded a charge of approximately $800,000 related to the write-off of goodwill resulting from this transaction. Additionally, as a result of the discontinuation of certain business and the release of certain personnel, the shareholders of WebNet were granted the additional 300,000 shares.

      This acquisition has been accounted for using the purchase method of accounting and, therefore, its operations have been consolidated from the date of their acquisitions. The following summary, prepared on an unaudited pro forma basis, combines the Company's consolidated results of operations with the results of operations of the acquisition, as if it had been consummated as of January 1, 2000 (dollars in thousands, except per share data):

                                                           YEAR ENDED
                                                          DECEMBER 31,
                                                          ------------
                                                    2000                1999
                                                    ----                ----
Revenues                                        $        141        $       245
Net loss                                             (24,096)            (6,482)
Basic and diluted net loss per share            $      (2.00)       $     (0.75)
                                                ================================
Shares used in pro forma per share
calculation                                       12,047,066          8,629,618
                                                ================================

      The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

      During 1999, the Company completed four acquisitions primarily of providers of client premise equipment and professional services. The Company accounted for these business combinations as purchases and recorded excess purchase price over net assets acquired of approximately $7 million. As part of the Company's reorganization in the third quarter of 2000, the company discontinued offering client premise equipment sales and associated professional services which primarily was associated with these transaction. As part of this decision, the Company recorded a charge of approximately $7.3 million representing the loss on disposal of these operations resulting from the write off of $6.5 million of unamortized goodwill, $600,000 fixed assets and the present value of estimated unrecoverable lease payments associated with these offices of $250,000.

(6) Financial Statement Components

Accounts Receivable

Accounts receivables are shown net of the allowances for doubtful accounts of $45,365 and $0 for 2000 and 1999, respectively.

Property and Equipment

      Property and equipment consisted of furniture, fixtures, and computer equipment and are net of accumulated depreciation of $355,130 and $21,619 as of December 31, 2000 and 1999, respectively.

Accrued Expenses

      Accrued expenses consisted of the following:

                                                              DECEMBER 31,
                                                              ------------
                                                         2000             1999
                                                         ----             ----
Accrued fees for registration rights                  $  655,384        $172,000
on stock issued
Debt Extension fee to be converted                       305,200              --
into common stock
Accrued interest                                         354,586           4,059
Accrued payroll and commissions                          196,192          80,454
Short term loans                                               0          88,331
Tax liabilities                                          164,870           4,358
Professional fees                                         50,000          50,000
Other                                                    196,109          27,500
                                                      --------------------------
                                                      $1,922,341        $426,702
                                                      ==========================

(7) Bank Borrowings and Debt

      On March 21, 2000, the Company issued senior bridge notes in the aggregate principal amount of $6,104,000. The note investors also received 1,692,172 shares of common stock. The notes were due on July 6, 2000 and pay interest of 12% per annum on a monthly basis. The Company elected to extend the maturity date of these notes for another 120 days pursuant to the terms. On November 3, 2000 the senior bridge notes came due. We have defaulted on the notes.

      In July, 1999 the Company entered into a $500,000 line of credit facility with a bank which is secured by the assets of the Company and personally guaranteed by the Company's President and primary shareholder. The line of credit bears interest at the rate of prime plus one percent and is payable upon demand. As of year end, the entire amount of this facility was outstanding. This demand loan agreement has expired and we are currently in default.

      The Company entered into an inventory financing facility with NationsCredit Distribution Finance ("Nations"). Borrowings under this facility (approximately $357,000 at December 31, 2000), are included within accounts payable and are personally guaranteed by the former shareholders of ITS. This facility was paid in full from proceeds of the bridge financing.

      In conjunction with the acquisition of ITS, the Company issued a $1,000,000 subordinated note. The note bears interest at the rate of prime plus one percent, and is secured by 400,000 shares of common stock of the Company's majority shareholder. The note, which was originally due on October 10, 1999, was extended by ITS shareholders in consideration for 100,000 additional shares of the Company's common stock. The aggregate value of these shares ($275,000) was recorded as additional interest expense. The note is due on June 30, 2000. During 2000, the Company retired $600,000 of the note with proceeds from the bridge financing.

      During 1999, the Company agreed to convert approximately $360,000 of accounts payable to a vendor into a note payable. The note is payable in monthly amounts of approximately $22,000 through July, 2001 and bears interest at 10%. In August, 2000, the Company agreed to sell the assets of the long-distance reselling business to the vendor holding the note payable, in exchange for the balance outstanding under the note.

(8) Stockholders' Equity

      During the year ended December 31, 2000, the Company issued an aggregate of 365,366 shares of its common stock to third parties for cash aggregating $548,048 in private sale transactions. The shares were sold at $1.50 per share. The Company issued 576,790 on various dates in satisfaction of services performed for $246,393. The Company also issued to the senior bridge notes 1,692,172 shares of common stock. The value of these shares of $6,104,000 was amortized into interest expense over the life of the notes.

      At various dates during 2000 the Company issued warrants to purchase approximately 185,000 shares of the Company's common stock at exercise prices ranging from $2.75 per share to $3.625 per share. The Company recorded expenses of approximately $350,000 associated with these grants.

      At various dates during 2000, the Company granted options to purchase an aggregate of 6,014,500 shares of the Company's common stock to employees and certain members of the board of directors at exercise prices ranging from $0.1875 to $4.00 per share.

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

      At various dates during 1999 the Company issued warrants to purchase approximately 1,214,500 shares of the Company's common stock to employees and consultants at exercise prices ranging from $1.50 per share to $3.875 per share. Compensation and other expense of $1,177,500 was recognized related to these grants.

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

Fair Value Disclosures

      The Company uses the intrinsic value method in accounting for its employee stock-based compensation plans. Had compensation cost been determined in accordance with SFAS No. 123 for all of the Company's employee stock-based compensation plans, net loss and net loss per share would have been changed to the amounts indicated below (in thousands, except per share data):

                                                     YEAR ENDED DECEMBER 31,
                                                     -----------------------
                                                        2000          1999
                                                        ----          ----
Net loss
  As reported                                        $ (24,135)     $ (6,391)
  Pro forma                                            (24,285)       (6,482)
Basic and diluted net loss per share:
 As reported                                         $   (2.04)     $  (0.80)
 Pro forma                                               (2.06)        (0.75)

      The fair value of each stock option and warrant is estimated on the date of grant using the Black-Scholes option pricing model with no expected dividends, expected lives of the contractual term (generally 10 years), risk-free interest rates of 4.2-6.5% and volatility of 260%.

A summary of the Company's option activity for the years ended December 31, 2000 and 1999 are as follows:

                                                                DECEMBER 31,
                                                                ------------
                                                     2000                          1999
                                                     ----                          ----
                                                          WEIGHTED                      WEIGHTED
                                                           AVERAGE                       AVERAGE
                                            SHARES     EXERCISE PRICE      SHARES    EXERCISE PRICE
                                            ------     --------------      ------    --------------
Outstanding at beginning of year            423,000        $  1.87              0        $  0.00
Granted                                   6,014,500           1.10        423,000           1.82
Forfeited                                 2,505,500           1.77              0              0
Exercised                                         0              0              0              0
                                          ------------------------------------------------------
Outstanding at the end of the year        3,932,000        $  0.75        423,000        $  1.82
                                          ======================================================

Exercisable at the end of the year        1,785,000        $  0.75        120,000        $  1.50
                                          ======================================================

The weighted average fair value of options granted during the years ended December 31, 2000 and 1999 were $0.77 and $1.15, respectively.

The following table summarizes information about stock options outstanding as of December 31, 2000:

                                NUMBER OF        WEIGHTED AVERAGE         WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES         SHARES     REMAINING CONTRACTUAL LIFE     EXERCISE PRICE
------------------------         ------     --------------------------     --------------
           0.1875                950,000               9.92                    0.1875
      1.50 - 2.25                835,000               9.64                      1.60

A summary of the Company's warrant activity for the years ended December 31, 2000 and 1999 are as follows:

                                                                   DECEMBER 31,
                                                                   ------------
                                                      2000                            1999
                                                      ----                            ----
                                                            WEIGHTED                      WEIGHTED
                                                             AVERAGE                       AVERAGE
                                            SHARES       EXERCISE PRICE      SHARES    EXERCISE PRICE
                                            ------       --------------      ------    --------------
Outstanding at beginning of year           2,044,732         $1.84           367,050       $3.31
Granted                                      184,738          3.55         1,690,832        1.52
Forfeited                                          0             0            (5,150)       3.70
Exercised                                 (1,269,500)         1.66            (8,000)       2.50
                                          ------------------------------------------------------
Outstanding at the end of the year           798,070         $2.14         2,044,732       $1.84
                                          ======================================================

Exercisable at the end of the year           798,070         $2.14         2,044,732       $1.84
                                          ======================================================

The weighted average fair value of warrants granted during the years ended December 31, 2000 and 1999 were $1.68 and $2.14, respectively.

The following table summarizes information about stock warrants outstanding as of December 31, 2000:

                                NUMBER OF        WEIGHTED AVERAGE         WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES         SHARES     REMAINING CONTRACTUAL LIFE     EXERCISE PRICE
------------------------         ------     --------------------------     --------------
       1.50 - 1.60               513,332               2.20                     1.51
      2.75 - 3.625               284,738               8.25                     3.29

(9) Commitments and Contingencies

Leases

      The Company has entered into a number of operating leases extending through 2007. Future minimum lease payments as of December 31, 2000 are as follows:

                            YEAR ENDING DECEMBER 31,
                            ------------------------
2001                                                                     632,000
2002                                                                     624,000
2003                                                                     589,000
2004                                                                     407,000
2005                                                                     393,000
2006                                                                     404,000
2007                                                                     417,000
                                                                      ----------
Total minimum lease payments                                          $3,466,000
                                                                      ==========

      The Company's rent expense was $529,000 and $41,000 for the years ended December 31, 2000 and 1999, respectively.

Contingencies

      The Company is engaged in certain legal actions arising in the ordinary course of business. The Company believes that it has adequate legal defenses and that the ultimate outcome of these actions will not have a material effect on the Company's financial position and results of operations. Prior to our filing for protection under bankruptcy, we were a party to several creditor collection actions. However, as a result of our bankruptcy filing, these matters and many other threatening proceedings have been resolved and terminated. We believe that there is no proceeding threatened or pending against us which, if determined adversely, would have a material adverse effect on the financial condition or results of operations of eNucleus.

(10) Related-party transactions.

      At December 31, 2000 eNucleus recorded amounts due to John C. Paulsen, our President and CEO, of $676,000, including $502,000 for cash loans made to eNucleus and $174,000 for deferred compensation and unreimbursed expenses. During the year, Mr. Paulsen loaned additional monies and received cash repayments of loans and other monies, which included the repurchase of 264,078 shares of common stock for $1.50 per share. The repurchase of shares of common stock was approved by the Board of Directors as a method of reimbursement for unpaid salary, expenses and monies loaned to the Company which had been previously written off. During 1999, Mr. Paulsen made cash advances, payments to vendors on behalf of the Company and deferred compensation and reimbursement of expense totaling $903,000 and received repayments on such amounts totaling $782,000. As of December 31, 1999, eNucleus carried a payable to Mr. Paulsen of $121,000, which included monies loaned, deferred compensation and unreimbursed expenses.

      During 2000, eNucleus repurchased 170,480 shares of common stock for $1.50 per share from Henry Paulsen, John Paulsen's father. Proceeds paid were net of the receivable of $26,000 due from Henry Paulsen. The repurchase of shares of common stock was approved by the Board of Directors as a method of reimbursement for unreimbursed expenses and other monies loaned to the Company which had been previously written off. During 1999, Henry Paulsen, made cash loans to eNucleus and cash payments to vendors totaling $216,000 and received cash advances from eNucleus of $311,000. As of December 31, 1999, eNucleus carried a receivable from Mr. Paulsen of $26,000.

      In August, 2000, eNucleus entered into a demand loan facility with Sunami Ventures, LLC ("Sunami") (a Corporation managed and controlled by Mr. Henry Paulsen). The facility provides for borrowings of up to $750,000, bears interest at the rate of twelve percent and was payable no later than August, 2001. As of December 31, 2000, eNucleus had borrowed $188,000 from Sunami under this facility. Subsequent to year end, eNucleus borrowed an additional $550,000 under this facility.

      As part of our reorganization under bankruptcy, eNucleus and Sunami entered into a post-petition financing agreement for borrowings up to $1,500,000. To date, eNucleus has received approximately $100,000 under this facility. As part of the funding for this facility, Sunami has entered into private sales agreements of certain eNucleus securities currently held by Sunami, the proceeds of which will be used as funding under this facility.

      In December, 2001, eNucleus entered into a lease agreement with Sunami for approximately 5,000 sq ft. in Roswell, Georgia serving as our branch office and data center/operating facility in Atlanta, Georgia. The lease provides for monthly payments of approximately $20,000 and expires in 2008.

(11) Income Taxes

      As of December 31, 2000, the Company has generated net operating loss carryforwards of approximately $32 million. The net operating loss carryforwards expire through 2014. The Company has recorded a valuation allowance for the full benefit of the loss carryforward. The net change in the valuation allowance was an increase of $23 million and $5 million during the years ended December 31, 2000 and 1999, respectively. Federal and state tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a shift in the ownership of the Company, which constitutes an "ownership change" as defined by Internal Revenue Code, Section 382. As a result of the reorganization under Chapter 11, the new equity structure will constitute an ownership change and result in material restrictions on the utilization of the net operating losses against future earnings.

(12) Segment Information

      The Company has no separately reportable segments in accordance with SFAS No. 131 and therefore does not report operations, identify assets and/or other resource related to business segments. The Company operates its business and manages financial information collectively under managed services. Prior to it's restructuring and discontinuance of operations, the Company reported revenues, under enterprise-wide disclosure requirements of: reselling of long distance telecommunications, professional services and sales of client premise equipment.

(13) QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

2000 QUARTERS                                         FIRST           SECOND           THIRD           FOURTH
-------------                                         -----           ------           -----           ------
                                                              (in thousands, except for share data)
Net revenue                                          $     0         $    49         $     88         $   124
Loss from continuing operations                        (1620)          (2129)           (1531)          (1555)
Loss before extraordinary item                         (2097)          (5266)           (4915)          (3122)
Loss from discontinued operations                       (100)           (865)            (637)              0
Loss on disposal of discontinued operations                0               0           (7,132)              0
Net income (loss)                                     (2,197)         (6,131)         (12,684)         (3,123)
Net income (loss) per share (basic & diluted)          (0.19)          (0.52)           (1.07)          (0.26)

1999 QUARTERS                                         FIRST           SECOND           THIRD           FOURTH
-------------                                         -----           ------           -----           ------
                                                              (in thousands, except for share data)
Net revenue                                          $     0         $     0         $      0         $     0
Income from continuing operations                       (392)           (498)            (834)          (3010)
Loss before extraordinary item                          (417)           (481)            (835)          (3210)
Loss from discontinued operations                        188            (175)            (167)          (1294)
Loss on disposal of discontinued operations                0               0                0               0
Net income (loss)                                       (229)           (656)          (1,002)         (4,504)
Net loss per share (basic & diluted)                   (0.03)          (0.08)           (0.13)          (0.57)

(14) VALUATION AND QUALIFYING ACCOUNTS

                                                  BALANCE AT    CHARGES TO      INCREASE                        BALANCE
                                                  BEGINNING      OPERATING       DUE TO          ACCOUNTS        AT END
                                                  OF PERIOD      EXPENSES     DISCONTINUED     WRITTEN-OFF     OF PERIOD
                                                  ---------      --------     ------------     -----------     ---------
                                                                                        (IN THOUSANDS)
Accounts receivable allowance activity for            $0            $ 0            $45            $(97)            $0
the year ending December 31, 2000
Accounts receivable allowance activity for            $0            $33            $64            $(97)            $0
the year ending December 31, 1999

                                 EXHIBIT INDEX

Exhibit
  No.       Description
2.1         Agreement and Plan of merger by and between eNucleus, Inc. and
            Webnet.com, Inc. dated May 3, 2000 (incorporated by reference to the
            Company's Current Report on Form 8-K dated filed on May 18, 2000 and
            Form 8-K/A filed on July 27, 2000)

2.2 Plan of Reorganization of eNucleus, Inc. and Confirmation Order of the U.S. Bankruptcy Court for the Northern District of Illinois dated November 8, 2001.

3.1 Certificate of Incorporation of eNucleus, Inc. (Incorporated by reference to the Company's Definitive Proxy Statement filed on May
            12, 2000)

3.2         By-Laws (Incorporated by reference to the Company's Definitive Proxy
            Statement filed on May 12, 2000)

4.1 Form of Securities Purchase Agreement dated January 20, 2000 by and among Registrant and certain purchasers. (Incorporated by reference to the Company's 1999 Form 10-KSB filed on April 14, 2000)

4.2 Form of Securities Purchase Agreement dated June 2, 1999 by and among Registrant and certain purchasers. (Incorporated by reference to the Company's 1999 Form 10-KSB filed on April 14, 2000)

4.3 Form of Registration Rights Agreement dated June 2, 1999 by and among Registrant and certain investors. (Incorporated by reference to the Company's 1999 Form 10-KSB filed on April 14, 2000)

4.4 Form of Securities Purchase Agreement dated June 30, 1999 by and among Registrant and certain investors. (Incorporated by reference to the Company's 1999 Form 10-KSB filed on April 14, 2000)

4.5         Form of Registrant Rights Agreement dated June 30, 1999 by and among
            Registrant and certain investors. (Incorporated by reference to the Company's 1999 Form 10-KSB filed on April 14, 2000)

4.6         Form of Warrant (Incorporated by reference to the Company's 1999
            Form 10-KSB filed on April 14, 2000)

4.7         Form of Securities Purchase Agreement for Senior Bridge Notes.
            (Incorporated by reference to the Company's 1999 Form 10-KSB filed on April 14, 2000)

4.8         Form of Senior Bridge Note. (Incorporated by reference to the
            Company's 1999 Form 10-KSB filed on April 14, 2000)

4.9         Form of Registration Rights Agreement among Registrant and Senior
            Bridge Note investors. (Incorporated by reference to the Company's
            1999 Form 10-KSB filed on April 14, 2000)

4.10        Form of Senior Bridge Note. (Incorporated by reference to the
            Company's 1999 Form 10-KSB filed on April 14, 2000)

4.11        Form of Revolver Note with Sunami Ventures LLC dated August 1, 2000

4.12        Form of Revolver Note with John C. Paulsen dated August 1, 2000

10.1        Incentive Stock Option Plan (Incorporated by reference to the
            Company's 1999 Form 10-KSB filed on April 14, 2000)

10.2        Stock Purchase Plan. (Incorporated by reference to the Company's
            1999 Form 10-KSB filed on April 14, 2000)

10.3        Atlanta Lease. (Incorporated by reference to the Company's 1999 Form
            10-KSB filed on April 14, 2000)

23.1        Consent of Bujan & Associates, Ltd.