Form 10QSB
period 2001-03-31
ENUCLEUS INC
filed 2002-03-25
CIK 761034

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2001

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the Transition period from __________ to __________

                         COMMISSION FILE NUMBER 0-14039

                                 eNUCLEUS, INC.
                            (DEBTOR IN POSSESSION)
                 (Name of Small Business Issuer in its charter)



           DELAWARE                                    11-2714721
 (State or other jurisdiction               (I.R.S. Employer Identification No.)
of corporation or organization)

                             15545 South 71st Court
                              Orland Park, IL 60462
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (708)444-7300

     Check whether the Registrant (l) filed all reports required to be filed by
Section 13 or 15(d) of the Securities and Exchange Act during the past 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of March 15, 2002 the company had outstanding 12,905,432 shares of its common stock, par value $0.001 per share.

     Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]


--------------------------------------------------------------------------------

PART I
                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated (Unaudited) Balance Sheets as of March 31,
               2001 and December 31, 2000.
          Condensed Consolidated (Unaudited) Statements of Operations for the
               three months ended March 31, 2001 and 2000.
          Condensed Consolidated (Unaudited) Statements of Cash Flows for the
               three months ended March 31, 2001 and 2000.
          Notes to Condensed Consolidated (Unaudited) Financial Statements.


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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

FORM 10-QSB SIGNATURE PAGE


--------------------------------------------------------------------------------

PART I
                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                                 eNUCLEUS, INC.
                            (DEBTOR IN POSSESSION)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                       MARCH 31,         DEC. 31,
                                                                         2001              2000
                                                                      -----------      -----------
ASSETS
Current assets:
  Cash............................................................    $       523        $   1,452
  Accounts receivable, net........................................         48,472           69,866
  Other current assets............................................        179,321          159,839
                                                                      -----------      -----------
    Total current assets..........................................        228,316          231,157
                                                                      -----------      -----------

  Property and equipment, net.....................................      1,422,899        1,492,434
  Goodwill, net...................................................        751,588          782,339
                                                                      -----------      -----------
    Total assets..................................................    $ 2,402,803      $ 2,505,930
                                                                      ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Senior notes payable .........                                      $ 6,104,000      $ 6,104,000
  Lines of credit.................................................        499,444          499,444
  Notes payable...................................................        777,060          321,950
  Accounts payable................................................      2,912,066        2,790,093
  Related party payables due to officers..........................        764,441          675,848
  Accrued expenses................................................      1,987,929        1,922,339
  Net liabilities of discontinued companies.......................      1,284,986        1,248,681
                                                                      -----------      -----------
    Total current liabilities.....................................     14,329,926       13,562,355
                                                                      -----------      -----------

  Long-term liabilities...........................................             --               --
                                                                      -----------      -----------
    Total liabilities.............................................     14,329,926       13,562,355
                                                                      -----------      -----------

  Redeemable securities...........................................        279,143          237,586
                                                                      -----------      -----------

Stockholders' equity (deficit):

  Common stock - $0.001 par value, 900,000,000 shares
    authorized; shares issued and outstanding (13,620,432 and
    12,905,432 on March 31, 2001 and December 31, 2000,
    respectively).................................................         13,620           12,905
  Additional paid-in capital......................................     22,607,440       22,542,262
  Stock warrants..................................................        727,349          727,349
  Treasury stock..................................................       (651,838)        (651,838)
  Accumulated deficit.............................................    (34,902,837)     (33,924,689)
                                                                      -----------      -----------
    Total stockholders' equity (deficit)..........................    (12,206,266)     (11,294,011)
                                                                      -----------      -----------

  Total liabilities and stockholders' equity (deficit)............    $ 2,402,803      $ 2,505,930
                                                                      ===========      ===========


       See accompanying notes to condensed unaudited financial statements.


--------------------------------------------------------------------------------
                                 eNUCLEUS, INC.
                            (DEBTOR IN POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  THREE MONTHS     THREE MONTHS
                                                      ENDED            ENDED
                                                  March 31, 2001  March 31, 2000
                                                  --------------  --------------
Revenue ......................................     $   178,936      $        --
Cost of revenue ..............................         105,931               --
                                                   -----------      -----------
  Gross profit ...............................          73,005               --

Operating expenses ...........................         499,595        1,506,476
Stock based compensation expense .............          82,500          108,500
Depreciation and amortization expense ........         147,368            5,166
                                                   -----------      -----------
  Operating loss from
    continuing operations ....................        (656,458)      (1,620,142)

Interest and other income (expenses), net ....        (321,690)        (477,258)
                                                   -----------      -----------
Income from continuing operations ............        (978,148)      (2,097,400)

Loss from discontinued operations ............              --          (99,865)
Loss on disposal of discontinued
  operations .................................              --               --
                                                   -----------      -----------
  Net loss ...................................     $  (978,148)     $(2,197,265)
                                                   ===========      ===========

Basic and diluted loss per common share
  from continuing operations .................     $     (0.07)     $     (0.21)
                                                   ===========      ===========

Basic and diluted loss per common share
  from discontinued operations ...............     $     (0.00)     $     (0.01)
                                                   ===========      ===========

Basic and diluted loss per common share
  from disposal of discontinued
  operations .................................     $     (0.00)              --
                                                   ===========      ===========

Basic and diluted net loss per common
  share ......................................     $     (0.07)     $     (0.22)
                                                   ===========      ===========
Weighted average shares outstanding -
  basic and diluted ..........................      13,238,321       10,074,177
                                                   ===========      ===========


       See accompanying notes to condensed unaudited financial statements.


--------------------------------------------------------------------------------
                                 eNUCLEUS, INC.
                            (DEBTOR IN POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED      THREE MONTHS ENDED
                                                               MARCH 31, 2001          MARCH 31, 2000
                                                             -------------------     ------------------
Cash Flows from operating activities:
  Net loss ..............................................    $          (978,148)    $      (2,197,265)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Loss from discontinued operations .....................                     --                99,865
  Depreciation and amortization .........................                147,368                 5,166
  Compensation expense related to issuance of equity
    security ............................................                 82,500               108,500
  Amortization of deferred financial costs and debt
    discount ............................................                     --               311,870
  Changes in operating assets and liabilities ...........                214,423              (207,475)
                                                             -------------------     -----------------
  Net cash used in continuing operations ................               (533,857)           (1,879,339)
  Net cash used in discontinued operations ..............                 36,306              (967,275)
  Net cash used in operating activities .................               (497,551)           (2,846,614)
                                                             -------------------     -----------------
Cash flows from investing activities:
  Capital expenditures ..................................                (47,081)              (91,198)
                                                             -------------------     -----------------
    Net cash used for investing activities ..............                (47,081)              (91,198)
                                                             -------------------     -----------------

Cash flows from financing activities:
  Proceeds from the issuance of senior notes payable ....                     --             6,104,000
  Repayments of notes payable ...........................                455,110               (26,260)
  Decrease in lines of credit ...........................                     --                    --
  Proceeds from the sale of common stock ................                     --               548,048
  Purchase of treasury stock ............................                     --              (651,838)
  Payments of deferred finance costs ....................                     --              (725,400)
  Proceeds from issuance of related party payables ......                 88,593               (80,252)
                                                             -------------------     -----------------
    Net cash provided by financing activities ...........                543,703             5,168,298
                                                             -------------------     -----------------

  Increase (decrease) in cash ...........................                   (929)            2,230,486
  Cash, beginning of period .............................                  1,452               176,481
                                                             -------------------     -----------------
  Cash, end of period ...................................    $               523     $       2,406,967
                                                             ===================     =================

Non-cash investing and financing activities:
  Common stock issued with senior notes payable .........    $                --     $       6,104,000
  Fair value of stock warrants issued with debt facility                      --               350,280
  Fixed assets acquired through debt facility ...........                     --             1,029,425
  Stock issued to effect acquisition ....................                     --                    --
                                                             ===================     =================


       See accompanying notes to condensed unaudited financial statements.


--------------------------------------------------------------------------------
                                 eNUCLEUS, INC.
                             (DEBTOR IN POSSESSION)
        NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS
                                 March 31, 2001

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

           Due to various circumstances, including but not limited to the voluntary filing of the Chapter 11 reorganization petition, eNucleus, Inc. did not file its interim reports on the Form 10-QSB prior hereto. Accordingly, the following discussion of eNucleus, Inc. is presented from a historical perspective and includes a description of the business of eNucleus, Inc. after the emergence from the Chapter 11.

NOTE 1.   GENERAL

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


NOTE 2.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain amounts have been reclassified from the previously reported financial statements in order to conform to the financial statement presentation of the current period. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

     Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. Certain prior period amounts have been reclassified to conform to the current period presentation. These financial statements should be read in conjunction with our audited consolidated financial statements and footnotes for the year ended December 31, 2000 that are included in our annual report on Form 10-KSB.

NOTE 3.   FINANCIAL RESULTS AND LIQUIDITY

     Since we have only recently begun to execute on our business plan, we face all the risks common to companies in their early stages of development,


--------------------------------------------------------------------------------
including undercapitalization and uncertainty of funding sources, high initial expenditure levels and uncertain revenue streams, an unproven business model, difficulties in managing growth, and difficulties in managing operations in different geographic locations. As of March 31, 2001, our working capital was a negative $14.1 million, a decrease of $0.8 million from a deficit of $13.3 million at December 31, 2000. We have incurred net losses of $1.0 million for the three months ended March 31, 2001, and $24.1 million for the year ended December 31, 2000.

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

           Subsequent to quarter end, on May 10, 2001, we filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. We continued to operate as a debtor-in-possession under the supervision of the Bankruptcy Code. On November 6, 2001, the Company's Plan of Reorganization was confirmed thereby enabling the Company to successfully emerge from its Chapter 11 reorganization. Pursuant to the confirmed Plan of Reorganization, among other things, holders of certain allowed claims will receive 1 share of common stock for every $3.00 of debt. Also pursuant to the Plan, the Company's common stock has undergone a 1 for 6 reverse stock split resulting in current stockholders receiving 1 share of new common stock for every 6 shares of old common stock currently owned.

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

NOTE 4.   DISCONTINUED OPERATIONS

     In August 2000, we decided to strategically focus only on higher margin Internet infrastructure services and elected to discontinue offering certain non-related client premise equipment sales and associated professional services. As part of this decision, we closed our Seattle and Denver offices as well as discontinued certain operations of our Chicago and Atlanta offices. Revenue from these discontinued operations were approximately $7.2 million and $10.8 million for the years ending December 31, 2000 and 1999 respectively. We recorded a charge of approximately $7.1 million representing the loss on disposal of these operations resulting from the write off of un-amortized goodwill, fixed assets and the present value of estimated unrecoverable lease payments associated with these offices. Additionally, we discontinued reselling long-distance telephone services. Upon the conclusion of these transactions, we remain focused on our core business offering of co-location - secured data center space, high-speed Internet access, data storage, and email and virus scanning services.


NOTE 5.   FINANCING ARRANGEMENTS

           In August, 2000, eNucleus entered into a demand loan facility with Sunami Ventures, LLC ("Sunami") (a Corporation managed and controlled by Mr. Henry Paulsen John Paulsen's father). The facility provides for borrowings of up to $750,000, bears interest at the rate of twelve percent and was payable no later than August, 2001. As of March 31, 2001, eNucleus had borrowed $643,000 from Sunami under this facility.


--------------------------------------------------------------------------------
           eNucleus and Sunami Ventures, LLC ("Sunami") entered into a post-petition financing agreement for borrowings up to $1,500,000 comprised of $500,000 for working capital and $1,000,000 for equipment financing. As part of the funding for this facility, Sunami has entered into private sales agreements of certain eNucleus securities currently held by Sunami, the proceeds of which will be used as funding under this facility. Also pursuant to the Sunami financing, in January, 2002, we entered into a three-year $500,000 secured demand loan agreement with Capital Equity Group. The note agreement is secured by our assets, guaranteed by Mr. Paulsen and bears interest at the rate of 16%. To date, eNucleus has received approximately $363,000 under these facilities. The proceeds of these loan agreements will be used to satisfy certain petitions resulting from the bankruptcy and post-petition operating expenses.

           In the first quarter 2001, we issued 715,000 shares of our common stock to various parties in exchange for services rendered and amounts due.

           In various transactions not involving public offerings, in January and February, 2000, we issued 365,365 shares of our common stock to sophisticated investors for an aggregate amount of $548,000 in cash. We paid a broker-dealer $9,000 in cash and warrants to purchase 6,000 shares of our common stock at $1.50 per share related to certain of these sales. These sales were exempt from registration under Section 4(2) of the Securities Act. The recipients of securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. In each instance, offers and sales were made without any public solicitation. All recipients had adequate access to information about eNucleus.

           In August, 2000, eNucleus entered into a demand loan facility with Sunami. The facility provides for borrowings of up to $750,000, bears interest at the rate of twelve percent and was payable no later than August, 2001. As of March 31, 2001, eNucleus had borrowed $643,000 from Sunami under this facility.

           On May 11, 2000 we issued 661,000 shares of common stock in connection with our acquisition of WebNet.com, Inc ("WebNet"). WebNet shareholders also received a put option to require eNucleus to repurchase 60,000 shares at $5.00 per share on May 11, 2001. We received notice of their intent to exercise this put arrangement. eNucleus did not repurchase the shares and as a result of our bankruptcy filing the put option was resolved and terminated.

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


--------------------------------------------------------------------------------

NOTE 6.   RELATED-PARTY TRANSACTIONS

         At March 31, 2001 eNucleus recorded amounts due to John C. Paulsen, our President and CEO, of $764,000, including $502,000 for cash loans made to eNucleus during the third and forth quarters of 2000 and $262,000 for deferred compensation and unreimbursed expenses.

         As of January 1, 2000, eNucleus carried a payable to Mr. Paulsen of $121,000, which included monies loaned, deferred compensation and unreimbursed expenses. During 2000, Mr. Paulsen loaned additional monies and received cash repayments of loans and other monies, which included the repurchase of 264,078 shares of common stock for $1.50 per share. The repurchase of shares of common stock was approved by the Board of Directors as a method of reimbursement for unpaid salary, expenses and monies loaned to the Company which had been previously written off

         During 2000, eNucleus repurchased 170,480 shares of common stock for $1.50 per share from Henry Paulsen, John Paulsen's father. Proceeds paid were net of the receivable of $26,000 due from Henry Paulsen. The repurchase of shares of common stock was approved by the Board of Directors as a method of reimbursement for unreimbursed expenses and other monies loaned to the Company which had been previously written off.

         In August, 2000, eNucleus entered into a demand loan facility with Sunami Ventures, LLC ("Sunami") (a Corporation managed and controlled by Mr. Henry Paulsen). The facility provides for borrowings of up to $750,000, bears interest at the rate of twelve percent and was payable no later than August, 2001. As of March 31, 2001, eNucleus had borrowed $643,000 from Sunami under this facility.

         As part of our reorganization under bankruptcy, eNucleus and Sunami entered into a post-petition financing agreement for borrowings up to $1,500,000 comprised of $500,000 for working capital and $1,000,000 for equipment financing. To date, eNucleus has received approximately $363,000 under this facility. As part of the funding for this facility, Sunami has entered into private sales agreements of certain eNucleus securities currently held by Sunami, the proceeds of which will be used as funding under this facility.

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


--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the financial statements and related notes which are included under Item 1 and with the Management's Discussion and Analysis Of Financial Condition and Results Of Operations and the audited financial statements and related notes included in eNucleus' Form 10-KSB, as filed with the Securities and Exchange Commission on March 21, 2002.

         This Form 10-QSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933 that involve numerous risks and uncertainties. Forward-looking statements can be identified by the use of forward-looking terminology such as "estimates," "projects," "anticipates," "expects," "intends," "believes," or comparable terminology or by discussions of strategy that involve risks and uncertainties. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Actual results could differ from such forward-looking statements. We undertake no obligation to revise forward-looking statements. Readers are encouraged to review and consider carefully the various disclosures made by us in this report and our other reports filed with the Securities and Exchange Commission, including our Form 10-KSB for the year ended December 31, 2000. Such risks and uncertainties include our ability to raise the funds necessary to finance our operations, general effects of our restructuring and emergence from Chapter 11 reorganization, our ability to successfully execute on our business plan, competitive factors and attracting new customers.

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

         In August 2000 with the installation of our new management team, we decided to strategically focus only on higher margin Internet infrastructure services and elected to discontinue offering certain non-related client premise equipment sales and associated professional services. As part of this decision, we closed our Seattle and Denver offices as well as discontinued certain operations of our Chicago and Atlanta offices. Revenue from these discontinued operations were approximately $7.2 million for the year ending December 31, 2000. We recorded a charge of approximately $7.1 million representing the loss on disposal of these operations resulting from the write off of un-amortized goodwill, fixed assets and the present value of estimated unrecoverable lease payments associated with these offices. Additionally, we discontinued reselling long-distance telephone services. Upon the


--------------------------------------------------------------------------------
conclusion of these transactions, we remain focused on our core business offering of co-location - secured data center space, high-speed Internet access, data storage, and email and virus scanning services.

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

GROWTH STRATEGY

         We are pursuing a strategy to deliver our products and services on a national scale. We expect to complement our internal growth by continuing to evaluate acquisition opportunities whose services can complement our existing services and enable us to offer a more comprehensive range of Internet-based technology solutions to our clients.


RESULTS OF OPERATIONS

         Revenue. Revenues were $179,000 for the first quarter 2001 representing operations from our managed services. Cost of revenue for the first quarter 2001 was $106,000 or 59.2% or revenue. During 1999, the Company did not report any sales from operations. Sales revenues and cost of revenues previously reflected in the financial statements for 1999 have been reclassified, as required, within a single caption titled "Loss from discontinued operations".

         Operating expenses. For the first quarter 2001, operating expenses decreased approximately $1.0 million to $500,000 from $1.5 million in the first quarter 2000. As part of our business restructuring late 2000 and early 2001, the Company was substantially downsizing and reducing personnel, salaries and other operating expenses. During the first quarter 2000, the company had undertaken a significant growth stage incurring substantial expenses to build our infrastructure and administrative, including sales and marketing, back office support and the cost of key executive management to support the development and growth of the business.

         Stock based compensation expense. For the first quarter 2001, stock based compensation expense was $82,500 compared to $108,500 for the first quarter of 2000. We grant stock options and/or warrants to attract certain management personnel and/or advisors. These options/warrants vest over periods ranging from zero to three years and included certain grants with an exercise price below the market price at date of grant.

         Depreciation and amortization expense. Depreciation and amortization expense increased $142,000 to $147,000 in the first quarter 2001 as compared to the first quarter 2000. The increase was primarily a result of increase in depreciation expense associated with the buildout of the Atlanta data center and the increase in amortization expense associated with the intangibles recorded with our acquired company.

         Interest and other expenses. Interest and other expenses decreased $156,000 to $322,000 in the first quarter 2001 and primarily relates to the amortization of the non-cash costs associated with the common stock and warrants we issued in connection with our senior bridge financing that were fully amortized during 2000.


--------------------------------------------------------------------------------

         Net loss from continuing operations. Our net loss from continuing operations decreased $1.1 million to $1.0 million in the first quarter 2001 compared to a loss of $2.1 million in the first quarter 2000. As discussed above, the Company was substantially downsizing and reducing personnel, salaries and other operating expenses as part of our business restructuring late 2000 and early 2001. During the first quarter 2000, the company had undertaken a significant growth stage incurring substantial expenses to build our infrastructure and administrative, including sales and marketing, back office support and the cost of key executive management to support the development and growth of the business.

         Loss from discontinued operations. Our net loss from discontinued operations was $100,000 during the first quarter 2000. This loss represents the operational activity of the segments of business that we have discontinued, including Seattle, Denver and parts of Chicago and Atlanta.

         Net loss. Our net loss decreased $1.2 million to $1.0 million in the first quarter 2001 compared to a loss of $2.2 million in the first quarter 2000. As discussed above, this decrease in loss is attributable to the Company's efforts in downsizing and cost-containment as part of our restructuring late 2000 and early 2001.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2001, our working capital was a negative $14.1 million, a decrease of $0.8 million from a deficit of $13.3 million at December 31, 2000. We have incurred net losses of $1.0 million for the three months ended March 31, 2001, and $24.1 million for the year ended December 31, 2000. Our recurring losses raise substantial doubt about our ability to continue as a going concern. Our financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

         Subsequent to quarter end, on May 10, 2001, we filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. We continued to operate as a debtor-in-possession under the supervision of the Bankruptcy Code. On November 6, 2001, the Company's Plan of Reorganization was confirmed thereby enabling the Company to successfully emerge from its Chapter 11 reorganization. Pursuant to the confirmed Plan of Reorganization, among other things, holders of certain allowed claims will receive 1 share of common stock for every $3.00 of debt. Also pursuant to the Plan, the Company's common stock has undergone a 1 for 6 reverse stock split resulting in current stockholders receiving 1 share of new common stock for every 6 shares of old common stock currently owned.

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

         eNucleus and Sunami Ventures, LLC ("Sunami") entered into a post-petition financing agreement for borrowings up to $1,500,000 comprised of $500,000 for working capital and $1,000,000 for equipment financing. As part of the funding for this facility, Sunami has entered into private sales agreements of certain eNucleus securities currently held by Sunami, the proceeds of which will be used as funding under this facility. Also pursuant to the Sunami financing, in January, 2002, we entered into a three-year $500,000 secured demand loan agreement with Capital Equity Group. The note agreement is secured by our assets, guaranteed by Mr. Paulsen and bears interest at the rate of 16%. To date, eNucleus has received approximately $363,000 under these facilities. The proceeds of these loan agreements will be used


--------------------------------------------------------------------------------
to satisfy certain petitions resulting from the bankruptcy and post-petition operating expenses.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to changes in interest rates as a result of significant financing through its issuance of variable-rate and fixed-rate debt. Reference is made to the quantitative disclosures about market risk as of December 31, 2000 included under Item 7 of our most recent Annual Report on Form 10-KSB.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

         In various transactions not involving public offerings, in January and February, 2000, we issued a total of 365,365 shares of our common stock to sophisticated investors for an aggregate amount of $548,000. We paid a broker-dealer $9,000 in cash and warrants to purchase 6,000 shares of our common stock at $1.50 per share related to certain of these sales. These sales were exempt from registration under Section 4(2) of the Securities Act. The recipients of securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. In each instance, offers and sales were made without any public solicitation. All recipients had adequate access to information about eNucleus.

         On January 20, 2000, we issued a warrant to purchase 200,000 shares of our common stock at $2.12 per share to a financial consultant. The warrant expired on August 23, 2000.


--------------------------------------------------------------------------------

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

         In the first quarter 2001, we issued 165,000 shares of our common stock in exchange for services rendered and amounts due.

         On February 23, 2001, we issued 550,000 shares of common stock to two ex-employees per conditions of their employment agreements and other matters. We recorded additional compensation expense of approximately $82,000 associated with this grant.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

         On July 23, 1999, we entered into a $500,000 secured demand loan agreement (the "Loan") with Bank of America. The Loan is secured by our assets and the assets of Mr. John Paulsen, bears interest monthly at the rate of prime plus one hundred basis points, with principal payable on demand. The entire amount under the loan is outstanding. This demand loan agreement has expired and we are currently in default.

         On November 3, 2000, the senior bridge notes in the aggregate principal amount of $6,104,000 came due. These notes were originally issued on March 21, 2000, were due on July 6, 2000. We elected to extend these notes until November 3, 2000, by paying an additional 5% fee in equity. We have defaulted on the notes.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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


--------------------------------------------------------------------------------

         Subsequent to the shareholder meeting, and as a result our restructuring and filing of the Chapter 11 petition, each of the directors previously elected to serve (except Mr. John C. Paulsen) resigned from the Board of Directors. Replacement directors were not installed. Pursuant to Plan of Reorganization, a new Board of Directors will be installed.


ITEM 5.   OTHER INFORMATION

         Due to various circumstances, including but not limited to the voluntary filing of the Chapter 11 reorganization petition, eNucleus, Inc. did not file its 2001 interim reports on the Form 10-QSB prior hereto.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits.

          NONE




     (B)  Reports on Form 8-K.

          NONE


                                    SIGNATURE

     In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                     eNUCLEUS, INC.

Date:    March 25, 2002                           /s/ JOHN C. PAULSEN
                                                     -------------------
                                                     John C. Paulsen,
                                                     President and CEO


--------------------------------------------------------------------------------
                                                                         Page 15