Form 10QSB
period 2001-06-30
ENUCLEUS INC
filed 2002-03-25
CIK 761034

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

     Transitional Small Business Disclosure Format (check one) Yes [_]  No [X]


-------------------------------------------------------------------------------

PART I

                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated (Unaudited) Balance Sheets as of June 30, 2001
               and December 31, 2000.
          Condensed Consolidated (Unaudited) Statements of Operations for the six months ended June 30, 2001 and 2000 and for the three months ended June 30, 2001 and 2000.
          Condensed Consolidated (Unaudited) Statements of Cash Flows for the
               six months ended June 30, 2001 and 2000.
          Notes to Condensed Consolidated (Unaudited) Financial Statements.


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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

FORM 10-QSB SIGNATURE PAGE


-------------------------------------------------------------------------------

PART I

                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                                 eNUCLEUS, INC.
                             (DEBTOR IN POSSESSION)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                      JUNE 30,               DEC. 31,
                                                                        2001                   2000
                                                                    ------------           ------------
ASSETS
Current assets:
  Cash ...................................................          $     34,775           $      1,452
  Accounts receivable, net ...............................                63,125                 69,866
  Other current assets ...................................                59,835                159,839
                                                                    ------------           ------------
    Total current assets .................................               157,735                231,157
                                                                    ------------           ------------

  Property and equipment, net ............................             1,324,798              1,492,434
  Goodwill, net ..........................................               720,837                782,339
                                                                    ------------           ------------
    Total assets .........................................          $  2,203,370           $  2,505,930
                                                                    ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Senior notes payable (net of debt discount of $910,246)           $         --           $  6,104,000
  Lines of credit ........................................                    --                499,444
  Notes payable ..........................................                23,033                321,950
  Accounts payable .......................................                15,854              2,790,093
  Related party payables due to officers .................                    --                675,848
  Accrued expenses .......................................               142,470              1,922,339
  Net liabilities of discontinued companies ..............                    --              1,248,681
                                                                    ------------           ------------
    Total current liabilities ............................               181,357             13,562,355
                                                                    ------------           ------------

  Long-term liabilities ..................................                    --                     --
                                                                    ------------           ------------
    Total liabilities ....................................               181,357             13,562,355
                                                                    ------------           ------------

  Liabilities subject to compromise ......................            16,686,008                     --
                                                                    ------------           ------------

  Redeemable securities ..................................                    --                237,586
                                                                    ------------           ------------

Stockholders' equity (deficit):

  Common stock - $0.001 par value, 900,000,000 shares
    authorized; shares issued and outstanding (13,620,432
    and 12,905,432 on June 30, 2001 and December 31, 2000,
    respectively) ........................................                13,620                 12,905
  Additional paid-in capital .............................            22,586,950             22,542,262
  Stock warrants .........................................               727,349                727,349
  Treasury stock .........................................              (651,838)              (651,838)
  Accumulated deficit ....................................           (37,340,076)           (33,924,689)
                                                                    ------------           ------------
    Total stockholders' equity (deficit) .................           (14,663,995)           (11,294,011)
                                                                    ------------           ------------

  Total liabilities and stockholders' equity (deficit) ...          $  2,203,370           $  2,505,930
                                                                    ============           ============


       See accompanying notes to condensed unaudited financial statements.


-------------------------------------------------------------------------------
                                 eNUCLEUS, INC.
                             (DEBTOR IN POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                THREE MONTHS        THREE MONTHS          SIX MONTHS            SIX MONTHS
                                                    ENDED               ENDED                ENDED                ENDED
                                               JUNE 30, 2001        JUNE 30, 2000        JUNE 30, 2001        JUNE 30, 2000
                                               ---------------      --------------       --------------       --------------
Revenue .................................        $    139,975         $     48,693         $    318,911         $     48,693
Cost of revenue .........................              81,185               28,856              187,116               28,856
                                                 ------------         ------------         ------------         ------------
  Gross profit ..........................              58,790               19,837              131,795               19,837

Operating expenses ......................             253,599            1,015,327              753,194            2,521,803
Stock based compensation expense ........                  --            1,127,897               82,500            1,236,397
Depreciation and amortization expense ...             147,368                5,165              294,736               10,331
                                                 ------------         ------------         ------------         ------------
  Operating loss from
    continuing operations ...............            (342,177)          (2,128,552)            (998,635)          (3,748,694)

Interest and other income (expenses), net            (202,083)          (3,137,003)            (523,773)          (3,614,261)
                                                 ------------         ------------         ------------         ------------
Income from continuing operations .......            (544,260)          (5,265,555)          (1,522,408)          (7,362,955)

Reorganization Items ....................          (1,892,979)                  --           (1,892,979)                  --
Loss from discontinued operations .......                  --             (865,157)                  --             (965,022)
Loss on disposal of discontinued
  operations ............................                  --                   --                   --                   --
                                                 ------------         ------------         ------------         ------------
  Net loss ..............................        $ (2,437,239)        $ (6,130,712)        $ (3,415,387)        $ (8,327,977)
                                                 ============         ============         ============         ============

Basic and diluted loss per common share
  from continuing operations ............        $      (0.04)        $      (0.42)        $      (0.11)        $      (0.65)
                                                 ============         ============         ============         ============
Basic and diluted loss per common share
  from reorganization items .............        $      (0.14)        $      (0.00)        $      (0.14)        $      (0.00)
                                                 ============         ============         ============         ============
Basic and diluted loss per common share
  from discontinued operations ..........        $       0.00)        $      (0.07)        $      (0.00)        $      (0.09)
                                                 ============         ============         ============         ============
Basic and diluted loss per common share
  from disposal of discontinued
  operations ............................        $      (0.00)                  --         $      (0.00)                  --
                                                 ============         ============         ============         ============
Basic and diluted net loss per common
  share .................................        $      (0.18)        $      (0.49)        $      (0.25)        $      (0.74)
                                                 ============         ============         ============         ============
Weighted average shares outstanding -
  basic and diluted .....................          13,620,432           12,560,753           13,430,432           11,297,163
                                                 ============         ============         ============         ============


       See accompanying notes to condensed unaudited financial statements.


-------------------------------------------------------------------------------
                                 eNUCLEUS, INC.
                             (DEBTOR IN POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                   SIX MONTHS ENDED       SIX MONTHS ENDED
                                                                     JUNE 30, 2001            JUNE 30, 2000
                                                                   -----------------      ------------------
Cash Flows from operating activities:
  Net loss ..............................................            $ (3,415,387)           $ (8,327,977)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Loss from discontinued operations .....................                      --                 965,022
  Loss on disposal of discontinued operations ...........                      --                      --
  Non-cash reorganization expense .......................               2,824,020                      --
  Depreciation and amortization .........................                 294,736                  10,331
  Compensation expense related to issuance of equity
    security ............................................                  82,500               1,236,397
  Amortization of deferred financial costs and debt
    discount ............................................                      --               3,118,880
  Changes in operating assets and liabilities ...........                 290,018               1,479,936
                                                                     ------------             -----------
  Net cash used in continuing operations ................                  75,887              (1,517,411)
  Net cash used in discontinued operations ..............                      --              (2,888,158)
  Net cash used in operating activities .................                  75,887              (4,405,569)
                                                                     ------------             -----------
Cash flows from investing activities:
  Capital expenditures ..................................                 (65,597)               (520,010)
                                                                     ------------             -----------
    Net cash used for investing activities ..............                 (65,597)               (520,010)
                                                                     ------------             -----------

Cash flows from financing activities:
  Proceeds from the issuance of senior notes payable ....                      --               6,104,000
  Repayments of notes payable ...........................                  23,033                 (26,260)
  Decrease in lines of credit ...........................                      --                      --
  Proceeds from the sale of common stock ................                      --                 548,048
  Purchase of treasury stock ............................                      --                (651,838)
  Payments of deferred finance costs ....................                      --                (725,400)
  Proceeds from issuance of related party payables ......                      --                 (80,252)
                                                                     ------------             -----------
    Net cash provided by financing activities ...........                  23,033               5,168,298
                                                                     ------------             -----------

  Increase (decrease) in cash ...........................                  33,323                 242,719
  Cash, beginning of period .............................                   1,452                 176,481
                                                                     ------------             -----------
  Cash, end of period ...................................            $     34,775             $   419,200
                                                                     ============             ===========

Non-cash investing and financing activities:
  Common stock issued with senior notes payable .........            $  6,104,000             $        --
  Fair value of stock warrants issued with debt facility                  350,280                      --
  Fixed assets acquired through capital lease ...........               1,029,425                      --
  Stock issued to effect acquisition ....................            $  1,735,125                      --
                                                                     ============             ===========


       See accompanying notes to condensed unaudited financial statements.


-------------------------------------------------------------------------------
                                 eNUCLEUS, INC.
                             (DEBTOR IN POSSESSION)
        NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS
                                  June 30, 2001

INTRODUCTION: SIGNIFICANT EVENT

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

      Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. Certain prior period amounts have been reclassified to conform to the current period presentation. These financial statements should be read in conjunction with our audited consolidated financial statements and footnotes for the year ended December 31, 2000 that are included in our annual report on Form 10-KSB.

NOTE 3. FINANCIAL RESULTS AND LIQUIDITY

      Since we have only recently begun to execute on our business plan, we face all the risks common to companies in their early stages of development,


-------------------------------------------------------------------------------
including undercapitalization and uncertainty of funding sources, high initial expenditure levels and uncertain revenue streams, an unproven business model, difficulties in managing growth, and difficulties in managing operations in different geographic locations. On May 10, 2001, we filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. We continued to operate as a debtor-in-possession under the supervision of the Bankruptcy Code. On November 6, 2001, the Company's Plan of Reorganization was confirmed thereby enabling the Company to successfully emerge from its Chapter 11 reorganization. Pursuant to the confirmed Plan of Reorganization, among other things, holders of certain allowed claims will receive 1 share of common stock for every $3.00 of debt. Also pursuant to the Plan, the Company's common stock has undergone a 1 for 6 reverse stock split resulting in current stockholders receiving 1 share of new common stock for every 6 shares of old common stock currently owned.

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


NOTE 5. FINANCING ARRANGEMENTS

      In August, 2000, eNucleus entered into a demand loan facility with Sunami Ventures, LLC ("Sunami") (a Corporation managed and controlled by Mr. Henry Paulsen). The facility provides for borrowings of up to $750,000, bears interest at the rate of twelve percent and was payable no later than August, 2001. As of June 30, 2001, eNucleus had borrowed $643,000 from Sunami under this facility.

      eNucleus and Sunami Ventures, LLC ("Sunami") entered into a post-petition financing agreement for borrowings up to $1,500,000 comprised of $500,000 for working capital and $1,000,000 for equipment financing. As part of the funding for this facility, Sunami has entered into private sales agreements of certain eNucleus securities currently held by Sunami, the proceeds of which will be used as funding under this facility. Also pursuant to the Sunami financing, in January, 2002, we entered into a six-year $500,000 secured demand loan agreement with Capital Equity Group. The note agreement is secured by our assets, guaranteed by Mr. Paulsen and bears interest at the rate of 16%. To date, eNucleus has received approximately $363,000 under these facilities. The proceeds of these loan agreements will be used to satisfy certain petitions resulting from the bankruptcy and post-petition operating expenses.

-------------------------------------------------------------------------------

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

      In August, 2000, eNucleus entered into a demand loan facility with Sunami. The facility provides for borrowings of up to $750,000, bears interest at the rate of twelve percent and was payable no later than August, 2001. As of June 30, 2001, eNucleus had borrowed $643,000 from Sunami under this facility.

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


NOTE 6. RELATED-PARTY TRANSACTIONS

            At May 10, 2001 eNucleus recorded amounts due to John C. Paulsen, our President and CEO, of $797,000, including $502,000 for cash loans made to eNucleus during the third and forth quarters of 2000 and $295,000 for deferred compensation and unreimbursed expenses which are included in the caption "liabilities subject to compromise".

      As of January 1, 2000, eNucleus carried a payable to Mr. Paulsen of $121,000, which included monies loaned, deferred compensation and unreimbursed expenses. During 2000, Mr. Paulsen loaned additional monies and received cash repayments of loans and other monies, which included the repurchase of 264,078 shares of common


-------------------------------------------------------------------------------
stock for $1.50 per share. The repurchase of shares of common stock was approved by the Board of Directors as a method of reimbursement for unpaid salary, expenses and monies loaned to the Company which had been previously written off

      During 2000, eNucleus repurchased 170,480 shares of common stock for $1.50 per share from Henry Paulsen, John Paulsen's father. Proceeds paid were net of the receivable of $26,000 due from Henry Paulsen. The repurchase of shares of common stock was approved by the Board of Directors as a method of reimbursement for unreimbursed expenses and other monies loaned to the Company which had been previously written off.

      In August, 2000, eNucleus entered into a demand loan facility with Sunami Ventures, LLC ("Sunami") (a Corporation managed and controlled by Mr. Henry Paulsen). The facility provides for borrowings of up to $750,000, bears interest at the rate of twelve percent and was payable no later than August, 2001. As of June 30, 2001, eNucleus had borrowed $643,000 from Sunami under this facility.

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


-------------------------------------------------------------------------------

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

      In August 2000 with the installation of our new management team, we decided to strategically focus only on higher margin Internet infrastructure services and elected to discontinue offering certain non-related client premise equipment sales and associated professional services. As part of this decision, we closed our Seattle and Denver offices as well as discontinued certain operations of our Chicago and Atlanta offices. Revenue from these discontinued operations were approximately $7.2 million for the year ending December 31, 2000. We recorded a charge of approximately $7.1 million representing the loss on disposal of these operations resulting from the write off of un-amortized goodwill, fixed assets and the present value of estimated unrecoverable lease payments associated with these offices. Additionally, we discontinued reselling long-distance telephone services. Upon the


-------------------------------------------------------------------------------
conclusion of these transactions, we remain focused on our core business offering of co-location - secured data center space, high-speed Internet access, data storage, and email and virus scanning services.

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


RESULTS OF OPERATIONS

      Revenue. For the second quarter 2001, revenues were $140,000 compared to $49,000 in the third quarter 2000. On a year to date basis, revenues increased approximately $270,000 or 551% from $49,000 in 2000 to $319,000 in 2001. The increase in revenue was a result of our increase sales efforts from our managed services offering. During 2000, we only begun generating revenue from the managed services product offering mid second quarter.

      Cost of revenue. For the second quarter 2001, cost of revenue increased by $52,000 from $29,000 in 2000 to $81,000 in 2001 or 59% compared to 58% of revenue. On a year to date basis, cost of revenues increased by $158,000 from $29,000 in 2000 to $187,000 in 2001 or 59% of revenue. The increase in cost of revenue was a result of our increase sales efforts from our managed services offering. During 2000, we only begun generating revenue from the managed services product offering mid second quarter.

      Operating expenses. For the second quarter 2001, operating expenses decreased by $762,000 from $1.0 million in 2000 to $254,000 in 2001. On a year to date basis, operating expenses decreased by $1.8 million from $2.5 million in 2000 to $750,000 in 2001. As part of our business restructuring late 2000 and early 2001, the Company was substantially downsizing and reducing personnel, salaries and other operating expenses. During the first half of 2000, the company had undertaken a significant growth stage incurring substantial expenses to build our infrastructure and administrative, including sales and marketing, back office support and the cost of key executive management to support the development and growth of the business.

      Stock based compensation expense. During the six months ending June 30, 2001, stock based compensation expense was $82,500. For three months and six months ending June 30, 2000, stock based compensation expense was approximately $1.1 million and $1.2 million respectively. During 2000, we granted stock options and/or warrants to attract certain management personnel and/or advisors. These options/warrants vest over periods ranging from zero to six years and included certain grants with an exercise price below the market price at date of grant. As a result, we incurred non-cash compensation charges during 2000. As a result of bankruptcy, the outstanding options and warrants were cancelled.

-------------------------------------------------------------------------------

      Depreciation and amortization expense. Depreciation and amortization expense increased $142,000 and $284,000 in the three and six month periods ending June 30, 2001. The increase was primarily a result of increase in depreciation expense associated with the buildout of the Atlanta data center and the increase in amortization expense associated with the intangibles recorded with our acquired company.

      Interest and other expenses. Interest and other expenses decreased approximately $3 million from 2000 to 2001. The decrease in expense primarily relates to the amortization of the non-cash costs associated with the common stock and warrants we issued in connection with our senior bridge financing that were fully amortized during 2000.

      Net loss from continuing operations. For the second quarter 2001, our net loss from continuing operations decreased by $4.7 million from $5.3 million in 2000 to $544,000 in 2001. On a year to date basis, net loss from continuing operations decreased by $5.9 million from $7.4 million in 2000 to $1.5 million in 2001. As part of our business restructuring late 2000 and early 2001, the Company was substantially downsizing and reducing personnel, salaries and other operating expenses. During the first half of 2000, the company had undertaken a significant growth stage incurring substantial expenses to build our infrastructure and administrative, including sales and marketing, back office support and the cost of key executive management to support the development and growth of the business. Additionally, 2000 includes approximately $3 million of non-cash interest charges associated with the bridge financing.

      Reorganization expenses. Reorganization costs recognized during the three months ended June 30, 2001 represent professional fees, costs associates with rejected contracts and other expenses associated with the Chapter 11 proceedings.

      Loss from discontinued operations. This loss represents the operational activity of the segments of business that we have discontinued, including Seattle, Denver and parts of Chicago and Atlanta.

      Net loss. For the second quarter 2001, our net loss decreased by $3.7 million from $6.1 million in 2000 to $2.4 million in 2001. On a year to date basis, net loss decreased by $4.9 million from $8.3 million in 2000 to $3.4 million in 2001. As discussed above, this improvement in net loss is a result of our restructuring efforts and other cost-containment matters.

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 2001, our working capital was a negative $14,000. As of December 31, 2000 our working capital was a negative $13.3 million. The improvement in working capital was a result of the reclassification of liabilities subject to comprise arising out of our filing for bankruptcy protection. On May 10, 2001, we filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. We continued to operate as a debtor-in-possession under the supervision of the Bankruptcy Code. On November 6, 2001, the Company's Plan of Reorganization was confirmed thereby enabling the Company to successfully emerge from its Chapter 11 reorganization. Pursuant to the confirmed Plan of Reorganization, among other things, holders of certain allowed claims will receive 1 share of common stock for every $3.00 of debt. Also pursuant to the Plan, the Company's common stock has undergone a 1 for 6 reverse stock split resulting in current stockholders receiving 1 share of new common stock for every 6 shares of old common stock currently owned.

      The satisfaction of our cash requirements hereafter will depend in large part on our ability to successfully generate revenues from operations and raise capital to fund operations. There can, however, be no assurance that sufficient cash will be generated from operations or that unanticipated events requiring the expenditure of funds within our existing operations will not occur. We expect to aggressively pursue additional sources of funds, the form of which will vary depending upon prevailing market and other conditions and may include high-yield financing vehicles, short or long-term borrowings or the issuance of equity securities. We cannot assure you that we will be able to obtain such funding, or if such funding is available, that it will be on favorable terms. Under any of these scenarios,


-------------------------------------------------------------------------------
management believes that our common stock would likely be subject to substantial dilution.

      eNucleus and Sunami Ventures, LLC ("Sunami") entered into a post-petition financing agreement for borrowings up to $1,500,000 comprised of $500,000 for working capital and $1,000,000 for equipment financing. As part of the funding for this facility, Sunami has entered into private sales agreements of certain eNucleus securities currently held by Sunami, the proceeds of which will be used as funding under this facility. Also pursuant to the Sunami financing, in January, 2002, we entered into a six-year $500,000 secured demand loan agreement with Capital Equity Group. The note agreement is secured by our assets, guaranteed by Mr. Paulsen and bears interest at the rate of 16%. To date, eNucleus has received approximately $363,000 under these facilities. The proceeds of these loan agreements will be used to satisfy certain petitions resulting from the bankruptcy and post-petition operating expenses.

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


-------------------------------------------------------------------------------

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


-------------------------------------------------------------------------------

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

Date:    March 25, 2002                           /s/ JOHN C. PAULSEN
                                                     -------------------
                                                     John C. Paulsen,
                                                     President and CEO


-------------------------------------------------------------------------------
                                                                        Page 15