Form 10QSB
period 2001-09-30
ENUCLEUS INC
filed 2002-03-25
CIK 761034

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

PART I

                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated (Unaudited) Balance Sheets as of September 30,
               2001 and December 31, 2000.
          Condensed Consolidated (Unaudited) Statements of Operations for the nine months ended September 30, 2001 and 2000 and for the three months ended September 30, 2001 and 2000.
          Condensed Consolidated (Unaudited) Statements of Cash Flows for the
               nine months ended September 30, 2001 and 2000.
          Notes to Condensed Consolidated (Unaudited) Financial Statements.


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

ITEM 5.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

FORM 10-QSB SIGNATURE PAGE


--------------------------------------------------------------------------------

PART I

                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                                 eNUCLEUS, INC.
                             (DEBTOR IN POSSESSION)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                           SEPT 30,               DEC. 31,
                                                                             2001                   2000
                                                                         ------------           ------------
ASSETS
Current assets:
  Cash ........................................................          $     47,888           $      1,452
  Accounts receivable, net ....................................                40,744                 69,866
  Other current assets ........................................                82,462                159,839
                                                                         ------------           ------------
    Total current assets ......................................               171,094                231,157
                                                                         ------------           ------------

  Property and equipment, net .................................             1,208,181              1,492,434
  Goodwill, net ...............................................               690,085                782,339
                                                                         ------------           ------------
    Total assets ..............................................          $  2,069,360           $  2,505,930
                                                                         ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Senior notes payable (net of debt discount of $910,246) .....          $         --           $  6,104,000
  Lines of credit .............................................                    --                499,444
  Notes payable ...............................................                79,223                321,950
  Accounts payable ............................................                26,022              2,790,093
  Related party payables due to officers ......................                    --                675,848
  Accrued expenses ............................................               421,789              1,922,339
  Net liabilities of discontinued companies ...................                    --              1,248,681
                                                                         ------------           ------------
    Total current liabilities .................................               527,034             13,562,355

Long-term liabilities .........................................                    --                     --
                                                                         ------------           ------------
    Total liabilities .........................................               527,034             13,562,355
                                                                         ------------           ------------

Liabilities Subject to Compromise .............................            16,686,008                     --
                                                                         ------------           ------------

Redeemable securities .........................................                    --                237,586
                                                                         ------------           ------------

Stockholders' equity (deficit):

  Common stock - $0.001 par value, 900,000,000 shares
    authorized; shares issued and outstanding (13,620,432
    and 12,905,432 on September 30, 2001 and December 31, 2000,
    respectively) .............................................                13,620                 12,905
  Additional paid-in capital ..................................            22,586,950             22,542,262
  Stock warrants ..............................................               727,349                727,349
  Treasury stock ..............................................              (651,838)              (651,838)
Accumulated deficit ...........................................           (37,819,763)           (33,924,689)
                                                                         ------------           ------------
    Total stockholders' equity (deficit) ......................           (15,143,682)           (11,294,011)
                                                                         ------------           ------------

  Total liabilities and stockholders' equity (deficit) ........          $  2,069,360           $  2,505,930
                                                                         ============           ============


       See accompanying notes to condensed unaudited financial statements.


--------------------------------------------------------------------------------
                                 eNUCLEUS, INC.
                             (DEBTOR IN POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                THREE MONTHS       THREE MONTHS        NINE MONTHS        NINE MONTHS
                                                    ENDED              ENDED               ENDED               ENDED
                                               SEPT. 30, 2001      SEPT. 30, 2000      SEPT. 30, 2001      SEPT. 30, 2000
                                                ------------        ------------        ------------        ------------
Revenue .................................       $     79,537        $     87,654        $    398,448        $    136,347
Cost of revenue .........................             45,136              53,276             232,252              82,132
                                                ------------        ------------        ------------        ------------
  Gross profit ..........................             34,401              34,378             166,196              54,215

Operating expenses ......................            181,724           1,058,653             934,918           3,580,456
Stock based compensation expense ........                 --             373,614              82,500           1,610,011
Depreciation and amortization expense ...            147,368             133,123             442,104             143,454
                                                ------------        ------------        ------------        ------------
  Operating loss from
    continuing operations ...............           (294,691)         (1,531,012)         (1,293,326)         (5,279,706)

Interest and other income (expenses), net                516          (3,384,106)           (523,257)         (6,998,367)
                                                ------------        ------------        ------------        ------------
Income from continuing operations .......           (294,175)         (4,915,118)         (1,816,583)        (12,278,073)
Reorganization Items ....................           (185,513)                 --          (2,078,492)                 --
Loss from discontinued operations .......                 --            (500,422)                 --          (1,465,444)
Loss on disposal of discontinued
operations ..............................                 --          (6,566,835)                 --          (6,566,835)
                                                ------------        ------------        ------------        ------------
  Net loss ..............................       $   (479,688)       $(11,982,375)       $ (3,895,075)       $(20,310,352)
                                                ============        ============        ============        ============

Basic and diluted loss per common share
  from continuing operations ............       $      (0.02)       $      (0.53)       $      (0.14)       $      (1.64)
                                                ============        ============        ============        ============

Basic and diluted loss per common share
  from reorganization items .............       $      (0.01)       $      (0.00)       $      (0.15)       $      (0.00)
                                                ============        ============        ============        ============

Basic and diluted loss per common share
  from discontinued operations ..........       $      (0.00)       $      (0.06)       $      (0.00)       $      (0.19)
                                                ============        ============        ============        ============

Basic and diluted loss per common share
  from disposal of discontinued
  operations ............................       $      (0.00)       $      (0.73)       $      (0.00)              (0.88)
                                                ============        ============        ============        ============

Basic and diluted net loss per common
  share .................................       $      (0.03)       $      (1.32)       $      (0.29)       $      (2.71)
                                                ============        ============        ============        ============

Weighted average shares outstanding -
  basic and diluted .....................         13,620,432           9,052,753          13,494,461           7,491,181
                                                ============        ============        ============        ============


       See accompanying notes to condensed unaudited financial statements.


--------------------------------------------------------------------------------
                                 eNUCLEUS, INC.
                             (DEBTOR IN POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                 NINE MONTHS ENDED     NINE MONTHS ENDED
                                                                   SEPT 30, 2001         SEPT 30, 2000
                                                                 ------------------    -----------------
Cash Flows from operating activities:
  Net loss ..............................................          $ (3,895,075)         $(20,310,352)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Loss from discontinued operations .....................                    --             1,465,444
  Loss on disposal of discontinued operations ...........                    --             6,566,835
  Non-cash reorganization expense .......................             2,824,020                    --
  Depreciation and amortization .........................               442,104               143,454
  Compensation expense related to issuance of equity
    security ............................................                82,500             1,610,011
  Amortization of deferred financial costs and debt
    discount ............................................                    --             5,399,675
  Changes in operating assets and liabilities ...........               579,260             1,528,984
                                                                   ------------           -----------
  Net cash used in continuing operations ................                32,809            (3,595,949)
  Net cash used in discontinued operations ..............                    --            (1,616,952)
  Net cash used in operating activities .................                32,809            (5,212,901)
                                                                   ------------           -----------
Cash flows from investing activities:
  Capital expenditures ..................................               (65,597)             (541,984)
                                                                   ------------           -----------
    Net cash used for investing activities ..............               (65,597)             (541,984)
                                                                   ------------           -----------

Cash flows from financing activities:
  Proceeds from the issuance of senior notes payable ....                    --             6,104,000
  Repayments of notes payable ...........................                79,224                 2,194
  Decrease in lines of credit ...........................                    --                    --
  Proceeds from the sale of common stock ................                    --               548,048
  Purchase of treasury stock ............................                    --              (651,838)
  Payments of deferred finance costs ....................                    --              (725,400)
  Proceeds from issuance of related party payables ......                    --               330,842
                                                                   ------------           -----------
    Net cash provided by financing activities ...........                79,224             5,607,846
                                                                   ------------           -----------

  Increase (decrease) in cash ...........................                46,436              (147,039)
  Cash, beginning of period .............................                 1,452               176,481
                                                                   ------------           -----------
  Cash, end of period ...................................          $     47,888           $    29,442
                                                                   ============           ===========

Non-cash investing and financing activities:
  Common stock issued with senior notes payable .........          $  6,104,000           $        --
  Fair value of stock warrants issued with debt facility                350,280                    --
  Fixed assets acquired through capital lease ...........             1,029,425                    --
  Stock issued to effect acquisition ....................          $  1,735,125                    --
                                                                   ============           ===========


       See accompanying notes to condensed unaudited financial statements.


--------------------------------------------------------------------------------
                                 eNUCLEUS, INC.
                             (DEBTOR IN POSSESSION)
        NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS
                               September 30, 2001


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

      Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. Certain prior period amounts have been reclassified to conform to the current period presentation. These financial statements should be read in conjunction with our audited consolidated financial statements and footnotes for the year ended December 31, 2000 that are included in our annual report on Form 10-KSB.

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


NOTE 5. FINANCING ARRANGEMENTS

      In August, 2000, eNucleus entered into a demand loan facility with Sunami Ventures, LLC ("Sunami") (a Corporation managed and controlled by Mr. Henry Paulsen). The facility provides for borrowings of up to $750,000, bears interest at the rate of twelve percent and was payable no later than August, 2001. As of September 30, 2001, eNucleus had borrowed $643,000 from Sunami under this facility.

      eNucleus and Sunami Ventures, LLC ("Sunami") entered into a post-petition financing agreement for borrowings up to $1,500,000 comprised of $500,000 for working capital and $1,000,000 for equipment financing. As part of the funding for this facility, Sunami has entered into private sales agreements of certain eNucleus securities currently held by Sunami, the proceeds of which will be used as funding under this facility. Also pursuant to the Sunami financing, in January, 2002, we entered into a nine-year $500,000 secured demand loan agreement with Capital Equity Group. The note agreement is secured by our assets, guaranteed by Mr. Paulsen and bears interest at the rate of 16%. To date, eNucleus has received approximately $363,000 under these facilities. The proceeds of these loan agreements will be used to satisfy certain petitions resulting from the bankruptcy and post-petition operating expenses.


--------------------------------------------------------------------------------

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

      In August, 2000, eNucleus entered into a demand loan facility with Sunami. The facility provides for borrowings of up to $750,000, bears interest at the rate of twelve percent and was payable no later than August, 2001. As of September 30, 2001, eNucleus had borrowed $643,000 from Sunami under this facility.

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


NOTE 6. RELATED-PARTY TRANSACTIONS

            At September 30, 2001 eNucleus recorded amounts due to John C. Paulsen, our President and CEO, of $797,000, including $502,000 for cash loans made to eNucleus during the third and forth quarters of 2000 and $295,000 for deferred compensation and unreimbursed expenses.

      As of January 1, 2000, eNucleus carried a payable to Mr. Paulsen of $121,000, which included monies loaned, deferred compensation and unreimbursed expenses. During 2000, Mr. Paulsen loaned additional monies and received cash repayments of loans and other monies, which included the repurchase of 264,078 shares of common stock for $1.50 per share. The repurchase of shares of common stock was approved


--------------------------------------------------------------------------------
by the Board of Directors as a method of reimbursement for unpaid salary, expenses and monies loaned to the Company which had been previously written off

      During 2000, eNucleus repurchased 170,480 shares of common stock for $1.50 per share from Henry Paulsen, John Paulsen's father. Proceeds paid were net of the receivable of $26,000 due from Henry Paulsen. The repurchase of shares of common stock was approved by the Board of Directors as a method of reimbursement for unreimbursed expenses and other monies loaned to the Company which had been previously written off.

      In August, 2000, eNucleus entered into a demand loan facility with Sunami Ventures, LLC ("Sunami") (a Corporation managed and controlled by Mr. Henry Paulsen). The facility provides for borrowings of up to $750,000, bears interest at the rate of twelve percent and was payable no later than August, 2001. As of September 30, 2001, eNucleus had borrowed $643,000 from Sunami under this facility.

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

--------------------------------------------------------------------------------

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

      On May 10, 2001, as a result of dramatic changes in the Internet industry and financing markets, delays in reaching accord with our short term note holders and other creditors in restructuring our debts and our inability to cure defaults under our data center lease and the landlord's attempts to seize Company assets, we filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Illinois, Eastern Division. We continued to operate as a debtor-in-possession under the supervision of the Bankruptcy Court. On November 6, 2001, the Company's Plan of Reorganization was confirmed thereby enabling the Company to successfully emerge from its Chapter 11 reorganization. Pursuant to the confirmed Plan of Reorganization, among other things, holders of certain allowed claims will receive 1


--------------------------------------------------------------------------------
share of common stock for every $3.00 of debt. Also pursuant to the Plan, the Company's common stock has undergone a 1 for 6 reverse stock split resulting in current stockholders receiving 1 share of new common stock for every 6 shares of old common stock currently owned.

GROWTH STRATEGY

            We are pursuing a strategy to deliver our products and services on a national scale. We expect to complement our internal growth by continuing to evaluate acquisition opportunities whose services can complement our existing services and enable us to offer a more comprehensive range of Internet-based technology solutions to our clients.


RESULTS OF OPERATIONS

      Revenue. For the third quarter 2001, revenues were $79,000 compared to $88,000 in the third quarter 2000. On a year to date basis, revenues increased approximately $262,000 from $136,000 in 2000 to $398,000 in 2001. The increase in revenue was a result of our increase sales efforts from our managed services offering. During 2000, we only begun generating revenue from the managed services product offering mid second quarter.

      Cost of revenue. For the third quarter 2001, cost of revenue was $53,000 in 2000 and $45,000 in 2001 or 60% compared to 58% of revenue. On a year to date basis, cost of revenues increased by $150,000 from $82,000 in 2000 to $232,000 in 2001. The increase in cost of revenue was a result of our increase sales efforts from our managed services offering. During 2000, we only begun generating revenue from the managed services product offering mid second quarter.

      Operating expenses. For the third quarter 2001, operating expenses decreased by $900,000 from $1.1 million in 2000 to $182,000 in 2001. On a year to date basis, operating expenses decreased by $2.7 million from $3.6 million in 2000 to $900,000 in 2001. As part of our business restructuring late 2000 and early 2001, the Company was substantially downsizing and reducing personnel, salaries and other operating expenses. During the first half of 2000, the company had undertaken a significant growth stage incurring substantial expenses to build our infrastructure and administrative, including sales and marketing, back office support and the cost of key executive management to support the development and growth of the business.

      Stock based compensation expense. During the nine months ending September 30, 2000 stock based compensation expense was $82,500. For three months and nine months ending September 30, 2000, stock based compensation expense was approximately $0.4 million and $1.6 million respectively. During 2000, we granted stock options and/or warrants to attract certain management personnel and/or advisors. These options/warrants vest over periods ranging from zero to six years and included certain grants with an exercise price below the market price at date of grant. As a result, we incurred non-cash compensation charges during 2000. As a result of our bankruptcy, the outstanding options and warrants were cancelled.

      Depreciation and amortization expense. Depreciation and amortization expense increased $14,000 and $299,000 in the three and nine month periods ending September 30, 2001. The increase was primarily a result of increase in depreciation expense associated with the buildout of the Atlanta data center and the increase in amortization expense associated with the intangibles recorded with our acquired company.

      Interest and other expenses. For the third quarter 2001, interest and other expenses decreased by $3.4 million from $3.4 million in 2000 to $0 in 2001. On a year to date basis, interest and other expenses decreased by $6.5 million from $7.0 million in 2000 to $0.5 million in 2001. The decrease in expense primarily relates to the amortization of the non-cash costs associated with the common stock and warrants we issued in connection with our senior bridge financing that were fully amortized during 2000.


--------------------------------------------------------------------------------

      Net loss from continuing operations. For the third quarter 2001, our net loss from continuing operations decreased by $4.6 million from $4.9 million in 2000 to $300,000 in 2001. On a year to date basis, net loss from continuing operations decreased by $10.5 million from $12.3 million in 2000 to $1.8 million in 2001. As part of our business restructuring late 2000 and early 2001, the Company was substantially downsizing and reducing personnel, salaries and other operating expenses. During the first half of 2000, the company had undertaken a significant growth stage incurring substantial expenses to build our infrastructure and administrative, including sales and marketing, back office support and the cost of key executive management to support the development and growth of the business. Additionally, 2000 includes approximately $7 million of non-cash interest charges associated with the bridge financing.

      Reorganization expenses. Reorganization costs recognized during the three and nine months ended September 30, 2001 represent professional fees, costs associates with rejected contracts and other expenses associated with the Chapter 11 proceedings.

      Loss from discontinued operations. This loss represents the operational activity of the segments of business that we have discontinued, including Seattle, Denver and parts of Chicago and Atlanta.

      Loss on disposal of discontinued operations. The loss on disposal in 2000 included approximately $6.3 million related to the write off of goodwill associated with operations discontinued and $300,000 associated with the write off of fixed assets disposed and the net present value of unrecoverable lease expenses.

      Net loss. For the third quarter 2001, our net loss decreased by $11.5 million from $12.0 million in 2000 to $0.5 million in 2001. On a year to date basis, net loss decreased by $16.4 million from $20.3 million in 2000 to $3.9 million in 2001. As discussed above, this improvement in net loss is a result of our restructuring efforts and other cost-containment matters.

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

      eNucleus and Sunami Ventures, LLC ("Sunami") entered into a post-petition financing agreement for borrowings up to $1,500,000 comprised of $500,000 for working capital and $1,000,000 for equipment financing. As part of the funding for this facility, Sunami has entered into private sales agreements of certain eNucleus


--------------------------------------------------------------------------------
securities currently held by Sunami, the proceeds of which will be used as funding under this facility. Also pursuant to the Sunami financing, in January, 2002, we entered into a nine-year $500,000 secured demand loan agreement with Capital Equity Group. The note agreement is secured by our assets, guaranteed by Mr. Paulsen and bears interest at the rate of 16%. To date, eNucleus has received approximately $363,000 under these facilities. The proceeds of these loan agreements will be used to satisfy certain petitions resulting from the bankruptcy and post-petition operating expenses.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS


      In various transactions not involving public offerings, in January and February, 2000, we issued a total of 365,365 shares of our common stock to sophisticated investors for an aggregate amount of $548,000. We paid a broker-dealer $9,000 in cash and warrants to purchase 6,000 shares of our common stock at $1.50 per share related to certain of these sales. These sales were exempt from registration under Section 4(2) of the Securities Act. The recipients of securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any


--------------------------------------------------------------------------------
distribution thereof. In each instance, offers and sales were made without any public solicitation. All recipients had adequate access to information about eNucleus.

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


--------------------------------------------------------------------------------

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