Form 10KSB
period 2001-12-31
ENUCLEUS INC
filed 2002-04-15
CIK 761034

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

      The issuer's revenues were $27,000 for the two month period ended December 31, 2001.

      As of April 10, 2002, the number of shares that are estimated to be outstanding under the issuance of new common stock is approximately 20,000,000 shares.

      As of April 10, 2002, the market value of the issuer's common stock held by non-affiliates was approximately $100,000.

      Transitional Small Business Disclosure Format (check one) Yes | | No |X|

                   DOCUMENTS INCORPORATED BY REFERENCE--None.

                                 eNUCLEUS, INC.

                                   FORM 10-KSB

                                TABLE OF CONTENTS



Page
----
ITEM 1 DESCRIPTION OF BUSINESS...........................................   4
ITEM 2 DESCRIPTION OF PROPERTIES.........................................   8
ITEM 3 LEGAL PROCEEDINGS.................................................   8
ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............   8
ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.........   8
ITEM 6 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS...............................................   11
ITEM 7 FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.......................   22
ITEM 8 CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE................................................   22
ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.......................   22
ITEM 10 EXECUTIVE COMPENSATION..........................................   24
ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.................   25
ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................   26
EXHIBITS AND REPORTS ON FORM 8-K........................................   26
SIGNATURES..............................................................   27
INDEX TO FINANCIAL STATEMENTS...........................................   28
EXHIBIT INDEX...........................................................   46

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

      -     competition from others in the industry, whether existing or new,

      -     the experience level of our management team,

      -     changes in our business strategy or growth plans,

      -     our ability to attract and retain qualified personnel,

      - other factors discussed under "Management Discussion and Analysis of Financial Condition and Results of Operations-- Factors Affecting Future Operations."

PART I

INTRODUCTION: SIGNIFICANT EVENT

      On May 10, 2001, eNucleus, Inc. filed a voluntary petition for reorganization under chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Illinois, Eastern Division, Case No. 01B17108. During the Chapter 11 proceeding, we continued to operate the business of the Company as debtor-in-possession under the supervision of the Bankruptcy Court. The Company's operations immediately preceding the filing of the Chapter 11 petition and during the pendency of the Chapter 11 proceeding were substantially limited to negotiating the with its secured and unsecured creditors and securing the financing needed to enable the Company to emerge from Bankruptcy. On November 6, 2001, the Company's Plan of Reorganization was confirmed thereby enabling the Company to successfully emerge from the Chapter 11 proceeding (the "Confirmation Date"). The confirmed Plan of Reorganization provides for, among other things, the following: (i) the issuance to holders of certain allowed claims of 1 share of our common stock for every $3.00 of allowed claim; and (ii) a 1 for 6 reverse stock split resulting in current stockholders receiving 1 share of new common stock for every 6 shares of old common stock currently owned. (See Item 1. Description of Business.)

      As a result of the confirmation of the Company's Plan of Reorganization and the application of fresh-start reporting (Item 1. Description of Business), consolidated financial statements for the Company for the periods subsequent to the Confirmation Date are referred to the "Reorganized Company" and are not comparable to those for the periods prior to the Confirmation Date which are referred to as the "Predecessor Company." Under fresh-start reporting, the reorganization value of the Company was allocated to our assets, the majority of our unsecured creditors converted into common stock, our accumulated deficit was eliminated, our old common stock was eliminated and new equity in the Reorganized Company was recorded. For financial reporting purposes, the effective date of the adoption of fresh-start reporting is considered to be October 31, 2001, although the Company's confirmation date was November 6, 2001. The results of operations from November 1 to November 6, 2001 were not significant.

      EFFECTIVE APRIL 10, 2002, OUR STOCK BEGAN TRADING UNDER THE NEW SYMBOL ENCU. AS PART OF THE DISTRIBUTION OF THE NEW COMMON STOCK UNDER THE PLAN OF REORGANIZATION, SHAREHOLDERS SHALL HAVE BEEN INSTRUCTURED TO TENDER THEIR OLD COMMON STOCK TO THE REORGANIZED COMPANY'S DESIGNATED STOCK TRANSFER AGENT NO LATER THAN OCTOBER 15, 2002, IN ACCORDANCE WITH WRITTEN INSTRUCTIONS TO BE PROVIDED TO SUCH HOLDERS. ANY SHAREHOLDER WHO DOES NOT SUBMIT ITS CERTIFICATES FOR EXCHANGE PRIOR TO OCTOBER 15, 2002 SHALL HAVE ITS CLAIM OR INTEREST AND ITS DISTRIBUTION PURSUANT TO THE PLAN OF REORGANIZATION ON ACCOUNT OF SUCH OLD COMMON STOCK DISCHARGED AND SHALL BE FOREVER BARRED FROM ASSERTING ANY SUCH CLAIM OR INTEREST AGAINST THE REORGANIZED COMPANY OR THEIR RESPECTIVE PROPERTY.

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

            - Data Storage - eNucleus also provides data storage services offering web, database, and application backup capacity that is scalable in network storage volume.

HISTORY

      eNucleus began business operations in 1984 in Colorado Springs, Colorado, as a provider of computer systems and componentry. We adopted the name Nucleus, Inc. in December 1998 and reorganized in April 1999 when Nucleus merged with Nucleus Holding Corporation, a privately-held Illinois corporation based in Chicago, Illinois. In July, 2000 our shareholders approved our re-incorporation into Delaware from Nevada and changing our name to eNucleus, Inc. from Nucleus, Inc. Our old common stock was traded on the electronic bulletin board of the "over the counter" market under the symbol ENCS. Our stock is now traded under the sybol ENCU.

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

      During 1999, we acquired four computer systems and service companies (Comp-Pro Computers, Inc. and Young Data Systems, Inc. both operating in Illinois, Innovative Technology Solutions, Inc. operating in Seattle, Washington, and Telos Distributing, Inc. operating in Denver, Colorado). In 2000, we acquired one company (Webnet.com, Inc. operating in Atlanta, Georgia), whose operations primarily focused on providing dedicated Internet access and hosting solutions to middle market companies. Aggregate consideration paid for these five acquisitions were 2,086,000 shares of common stock and an unsecured notes for $1,000,000 and the assumption of debt.

      In August 2000, due to the inability of Roth Capital to complete the private placement and the Internet industry suffering a dramatic and precipitous valuation collapse, the Company decided to strategically focus on only the Internet infrastructure offerings of our business plan (including co-location, connectivity and email services) and elected to discontinue offering non-related computer equipment and supplies sales and associated professional services. As part of this decision, we closed our Seattle and Denver offices as well as discontinued certain operations of our Chicago and Atlanta offices. Revenue from these discontinued operations were approximately $7.2 million for the year ended December 31, 2000.

      On May 10, 2001, as a result of dramatic changes in the Internet industry and financing markets, delays in reaching accord with our short term note holders and other creditors in restructuring our debts and our inability to cure defaults under our data center lease and the landlord's attempts to seize Company assets, we filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Illinois, Eastern Division. We continued to operate as a debtor-in-possession under the supervision of the Bankruptcy Court. On November 6, 2001, the Company's Plan of Reorganization was confirmed thereby enabling the Company to successfully emerge from its Chapter 11 reorganization. Pursuant to the confirmed Plan of Reorganization, among other things, holders of certain allowed claims will receive 1 share of common stock for every $3.00 of debt. Also pursuant to the Plan, the Company's common stock has undergone a 1 for 6 reverse stock split resulting in current stockholders receiving 1 share of new common stock for every 6 shares of old common stock currently owned. The new shares of common stock issued pursuant to the Plan by the Reorganized Company shall be referred to as "New Common Stock".

      As a result of the confirmation of the Company's Plan of Reorganization on November 6, 2001, we adopted fresh-start reporting as required by Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). Under fresh-start reporting, the Company's assets and liabilities were adjusted to fair values and a reorganization value for the entity was determined by the Company based upon the estimated fair value of the enterprise before considering values allocated to debt to be settled in the reorganization. The portion of the reorganization value which could not be attributed to specific tangible or identified intangible assets for the Reorganized Company is referred to as reorganization value in excess of amounts allocable to identifiable assets and is reported as "Goodwill" in the financial statements. Fresh-start reporting resulted in the creation of a new reporting entity for accounting purposes (the "Company" or the "Reorganized Company") with no accumulated deficit as of November 1, 2001. As a result of adopting SFAS No. 142 (see "Recent Accounting Pronouncements"), the goodwill recognized in fresh-start reporting will not be amortized, but will be reviewed annually for impairment. We have determined that the goodwill is not impaired as of December 31, 2001, however future impairment of the recorded goodwill may result if actual results of operations or changes in economic or industry conditions differ significantly from assumptions used to derive the reorganization value.

      The financial statements for the Company for the periods subsequent to October 31, 2001 are referred to the "Reorganized Company" and are not comparable to those for the periods prior to October 31, 2001 which are referred to as the "Predecessor Company."

      The reorganization value of the Company was based upon the consideration of many factors and various valuation methods, including discounted cash flow analysis using projected financial information, selected publicly traded company market multiples and other applicable ratios and valuation techniques that we believe to be representative of our business and industry. The valuation was based upon a number of estimates and assumptions, which are inherently subject to significant uncertainties and contingencies beyond our control. Accordingly, there can be no assurance that the values reflected in the valuation will be realized, and actual results could vary materially. Moreover, the value of our New Common Stock, as traded on the national exchange, may differ materially from the reorganization valuation.

MARKET OPPORTUNITY

      The rapid growth of the Internet as a means of communicating and conducting commerce has been fueled by the ability of companies to interact efficiently and effectively to large numbers of geographically dispersed employees, vendors and customers.

      Demand for the basic tools of the Internet; software and hosting is increasing dramatically. While many businesses have realized the benefits of the Internet, many middle market businesses have not been able to realize the full benefits due to the following reasons: scarcity of technical skills, performance, speed of implementation, security and capacity. Forcing company's to continue to outsource the development and maintenance of their ebusiness systems to system integrators, web developers and software providers. Currently, these outsourced agents are forced to work within the expensive and inflexible constraints of today's co-location and managed service environments, leaving little room for profitability.

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

      We intend to use a mix of programs to deliver our message and create a demand for our products and services. Marketing programs will include:

      - Public relations -- leveraging the experience and reputation of our senior management team in pursuing public relations opportunities, speaking engagements and eNucleus-sponsored events.

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

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of 2001.

PART II

ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

      Pursuant to the our Plan of Reorganization, we filed an Amended and Restated Certificate of Incorporation with the Delaware Secretary of State. In accordance with the Plan, all outstanding shares of old common stock and warrants and options to purchase old common stock were cancelled. As the April 10, 2002, we have not yet distributed shares of New Common Stock and therefore have reported the entire value of common stock as "New Common Equity-Issuable". Under the Plan, approximately 7.4 million shares of common stock will be issued in exchange for unsecured creditor debt and existing common stock outstanding. Additionally, there are up to approximately 14 million shares issuable pursuant to the Plan of Reorganization. OUR COMMON STOCK WILL NOW BE TRADED ON THE OTC BULLETIN BOARD UNDER THE SYMBOL ENCU.

      The following table sets forth, for the periods indicated, the range of high and low bid quotations per share of common stock as reported by NASD on the OTC Bulletin Board not reflective of our 1 for 6 reverse stock split. Our common stock previously traded under the symbol ENCS. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. Prior to December 8, 1999, eNucleus, Inc. was known as American General Ventures, Inc. and traded under the symbol AMGV and prior to July, 2000, eNucleus, Inc. was known as Nucleus, Inc. and traded under the symbol NCLS. Effective April 10, 2002, the Company's new stock symbol is ENCU.

                                                    COMMON STOCK
                                                    ------------
PERIOD                                              LOW BID        HIGH BID
------                                              -------        --------
2002
1st Quarter                                         $0.00100       $0.05000

2001
1st Quarter                                         $0.13000       $0.23000
2nd Quarter                                         $0.00100       $0.18000
3rd Quarter                                         $0.00100       $0.07000
4th Quarter                                         $0.00100       $0.03000

2000
1st Quarter                                         $2.50000       $5.75000
2nd Quarter                                         $1.50000       $3.25000
3rd Quarter                                         $0.28120       $1.81250
4th Quarter                                         $0.12500       $0.71870

      The approximate number of record holders of our common stock on October 31, 2001 was 1,375. As of April 10, 2002 we have not yet distributed shares of New Common Stock. Effective April 10, 2002, our stock began trading under the new symbol ENCU. As part of the distribution of the New Common Stock under the Plan of Reorganization, shareholders are to tender their Old Common Stock to the Reorganized Company designated Stock Transfer Agent no later than October 15, 2002, in accordance with written instructions to be provided to such holders. Any shareholder who does not submit its certificates for exchange prior to October 15, 2002 shall have its claim or interest and its distribution pursuant to the Plan of Reorganization on account of such Old Common Stock discharged and shall be forever barred from asserting any such claim or interest against the Reorganized Company or their respective property.

      We have paid no dividends on our common stock. There are no contractual restrictions on our ability to pay dividends. We have not had earnings that indicate an ability to pay cash dividends. We do not expect to pay dividends in the foreseeable future.

      Recent Sales of Unregistered Securities. We made the following sales of unregistered securities during the years ended December 31, 2001 and 2000:

      In the first quarter 2001, we issued 165,000 shares of our common stock in exchange for services rendered and amounts due to various vendors.

      On February 23, 2001, we issued 550,000 shares of common stock to two ex-employees per conditions of their employment agreements and other matters. We recorded additional compensation expense of approximately $82,000 associated with this grant.

      On May 11, 2001, we entered into agreements with certain employees of the Company whereby the individuals would agree to be employed by the Company and provide their best efforts in assisting the Company through the reorganization process. The individuals also agreed to a substantially reduced salary during such period and other certain terms and conditions including a period of non-compete. Under these agreements, the Company would provide a stock grant to manage the reorganization, reduction in salary, non-compete agreement and other matters. A total of approximately 2.5 million shares of common stock have been reserved to be issued under these agreements. The agreements contain a claw-back feature whereby if the individual does not continue employment through March 31, 2002 certain shares of common stock would be forfeited. The agreements also contain a provision whereby the Company, at its sole discretion may buy back the shares for $0.10 per share prior to June 30, 2002.

      In accordance with the Plan of Reorganization, we granted options to purchase up to 2 million shares of New Common Stock to key employees and management. Such options vested on the confirmation date (November 6, 2001) with an exercise price equal to the price of the common stock at that date and have a ten year life .

      In accordance with the Plan of Reorganization, we agreed to issue warrants to purchase 1 million shares of common stock to certain unsecured creditors pro rata in accordance with the amount of their allowed claims. The Warrants give the holders thereof the right to purchase, at any time for a period of seven years from the date of issuance (i.e., the effective date of the Plan), one share of the New Common Stock at a price of Twenty Cents ($0.20) per share. The Warrants also contain a "Cashless Exercise" provision which provide that in the event the stock has traded at an average price in excess of $2.00 per share for at least 30 days preceding an exercise of any warrants, the holders thereof may elect to exercise the Warrants in whole or in part and instruct the Company to withhold from the securities issuable upon exercise, a number of securities, valued at the current fair market value on the date of exercise, as the payment of the exercise price.

      In October 2001, we entered into a collocation/lease agreement with Sunami Ventures, LLC ("Sunami") (a related party), for approximately 5,000 sq ft. in Roswell, Georgia serving as our branch office and data center/operating facility in Atlanta, Georgia. The lease provides for monthly payments of approximately $20,000 and expires in 2008. Associated with this agreement, we were required to provide a $100,000 security deposit, which has been financed under the Sunami borrowing facility and 1.0 million shares of common stock as compensation for Sunami $1.9 million lease exposure.

      As part of our Plan of Reorganization, we entered into a borrowing facility with Sunami for $1.5 million, of which $1.0 million of this facility is designated for the purpose of financing equipment on behalf of customers. Sunami shall receive on account of the borrowings, five shares of New Common Stock for every dollar loaned and a Senior Secured Note for the amount of the borrowings. As of December 31, 2001, eNucleus has received approximately $321,000 under this facility the proceeds of which have been used to satisfy certain petitions resulting from the bankruptcy and post-petition operating requirements. Pursuant to the Sunami financing agreement, in December, 2001, we entered into a three-year $545,000 secured demand loan agreement with Capital Equity Group. The note agreement is secured by certain our assets, guaranteed by Mr. Paulsen and bears interest at the rate of 16%. As of December 31, 2001, eNucleus has received approximately $62,000 under this facility and subsequent to year end we have received an additional $145,000 through March 31, 2002.

      On January 20, 2000, we issued 100,000 shares of common stock to sophisticated investors in transactions not involving a public offering for an aggregate amount of $150,000. The sale was exempt from registration under
Section 4(2) of the Securities Act. The recipients of securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. In each instance, offers and sales were made without any public solicitation. The securities were placed with the services of a broker-dealer, which was paid a cash fee of $7,500 and warrants to purchase $6,000 shares of our common stock at $1.50 per share which expired in two years from issue date. All recipients had access to information about eNucleus.

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

      eNucleus is a carrier of Internet infrastructure. Our target market is comprised of system integrators, web developers and software providers. Our core product offerings include co-location - secured data center space, high-speed Internet access, data storage, and email and virus scanning services. Together, this offering provides our clients with a scaleable, brandable and cost effective platform for the development of their ebusiness initiatives.

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

      As a result of the confirmation of the Company's Plan of Reorganization on November 6, 2001, we adopted fresh-start reporting as required by Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). Under fresh-start reporting, the Company's assets and liabilities were adjusted to fair values and a reorganization value for the entity was determined by the Company based upon the estimated fair value of the enterprise before considering values allocated to debt to be settled in the reorganization. The portion of the reorganization value which could not be attributed to specific tangible or identified intangible assets for the Reorganized Company is referred to as reorganization value in excess of amounts allocable to identifiable assets and is reported as "Goodwill" in the financial statements. Fresh-start reporting resulted in the creation of a new reporting entity (the "Company" or the "Reorganized Company") with no accumulated deficit as of October 31, 2001. As a result of adopting SFAS No. 142 (see "Recent Accounting Pronouncements"), the goodwill recognized in fresh-start reporting will not be amortized, but will be reviewed annually for impairment. We have determined that the goodwill is not impaired as of December 31, 2001, however future impairment of the recorded goodwill may result if actual results of operations or changes in economic or industry conditions differ significantly from assumptions used to derive the reorganization value.

      The financial statements for the Company for the periods subsequent to October 31, 2001 are referred to the "Reorganized Company" and are not comparable to those for the periods prior to October 31, 2001 which are referred to as the "Predecessor Company."

      The reorganization value of the Company was based upon the consideration of many factors and various valuation methods, including discounted cash flow analysis using projected financial information, selected publicly traded company market multiples and other applicable ratios and valuation techniques that we believe to be representative of our business and industry. The valuation was based upon a number of estimates and assumptions, which are inherently subject to significant uncertainties and contingencies beyond our control. Accordingly, there can be no assurance that the values reflected in the valuation will be realized, and actual results could vary materially. Moreover, the value of our New Common Stock, as traded on the national exchange, may differ materially from the reorganization valuation.

EXPANSION

      We are pursuing a strategy to deliver our products and services on a national scale. We expect to complement our internal growth by continuing to evaluate acquisition opportunities whose services can complement our existing services and enable us to offer a more comprehensive range of Internet-based technology solutions to our clients.

OPERATING RESULTS 2000 TO 2001

      The financial statements after the Confirmation Date are those of a new reporting entity (the "Reorganized Company") and are not comparable to the pre-confirmation periods of the old reporting entity (the "Predecessor Company". The following table sets forth our results of operations for the periods indicated.

                                 Reorganized Company                          Predecessor Company
                             -----------------------------    --------------------------------------------------------------
                               Two Months                      Ten Months                      For the year
                                 Ending                          Ending                           ending
                             Dec. 31, 2001                    Oct 31, 2001                     Dec 31, 2000
                             -------------                    ------------                     ------------
Revenue                      $     26,981           100.0%    $    398,056           100.0%    $    260,785           100.0%
Cost of revenue                    14,975            55.5          232,034            58.3          141,461            54.2
                             ----------------------------------------------------------------------------------------------
Gross profit                       12,006            44.5          166,022            41.7          119,324            45.8

Operating expenses                144,995          (537.4)       1,052,144          (264.3)       4,960,599         (1902.2)
Stock based compensation                0              --           82,500           (20.7)       1,591,913          (610.4)
 expense
Net reorganization expense              0              --        3,268,326          (821.1)              --
Depreciation and                   62,564          (231.9)         432,700          (108.7)         401,840          (154.1)
 amortization expense
                             ----------------------------------------------------------------------------------------------
Operating loss                   (195,553)         (724.8)      (4,669,648)        (1173.1)      (6,835,028)        (2620.9)

Interest and other expense         (6,841)          (25.3)        (486,605)         (122.3)      (8,564,848)        (3284.3)
                             ----------------------------------------------------------------------------------------------
Net income from continuing
 operations before               (202,394)         (750.1)      (5,156,253)        (1295.4)     (15,399,876)        (5905.2)
 extraordinary items
Loss from discontinued                 --              --               --              --       (1,602,474)         (614.5)
 operations
Loss on disposal of
 discontinued operations               --              --               --              --       (7,132,447)        (2735.0)
                             ----------------------------------------------------------------------------------------------

Net loss                     $   (202,394)         (750.1)    $ (5,156,253)        (1295.4)    $(24,134,797)        (9254.7)
                             ============          ======     ============         =======     ============         =======
                             ----------------------------------------------------------------------------------------------

TWO MONTHS ENDING DECEMBER 31, 2001 (REORGANIZED COMPANY)

      Revenues and cost of revenues. Revenues were $27,000 for the two months ending December 31, 2001 representing operations from our managed services. Due to our delays in financing, we have not been able to fully implement our sales and marketing strategy. Costs of revenues were $15,000 or 55.5% of revenue, which include costs associated with providing such services including data center colocation space rental, communication charges, engineering salaries and other related expenses.

      Operating expenses. Operating expenses were $145,000 for two months ending December 31, 2001. Operating expenses included salaries and benefits, facility rentals, utility costs, professional fees as well as costs related to our marketing and business development activities and costs associated with our brand and product offering.

      Depreciation and amortization expense. Depreciation and amortization expense was $63,000 for the two months ending December 31, 2001. As part of adopting fresh-start reporting, the fixed assets were recorded at their fair values and depreciation was captured based upon their estimated remaining useful lives of 3-7 years.

      Interest and Other Expense. Interest expense was $7,000 representing accrued but unpaid interest on our post petition financings.


TEN MONTHS ENDING OCTOBER 31, 2001 (PREDECESSOR COMPANY)

      Revenues and cost of revenues. Revenues were $398,000 for the ten months ending October 31, 2001 representing operations from our managed services. Costs of revenues were $232,000 or 58.3% of revenue, which include costs associated with providing such services including data center colocation space rental, communication charges, engineering salaries and other related expenses.

      Operating expenses. Operating expenses were $1.1 million for the ten months ending October 31, 2001. Operating expenses included salaries and benefits, facility rentals, utility costs, professional fees as well as costs related to our marketing and business development activities and costs associated with our brand and product offering.

      Stock based compensation expense. Stock based compensation expense was $82,500 for the ten months ending October 31, 2001. We grant stock warrants to attract and retain employees, directors and consultants. The majority of these options and warrants vest over a three-year period. As of May 10, 2001 as a result of our bankruptcy, all options and warrants outstanding were cancelled.

      Net reorganization expenses. Reorganization costs recognized during the ten months ending October 31, 2001 include liabilities for rejected contracts and lease agreements, professional fees, fees paid to the Unites States Trustee's Office, fresh-start adjustments and other expenses associated with the Chapter 11 proceedings.

      Depreciation and amortization expense. Depreciation and amortization expense was $433,000 . Depreciation and amortization expense included approximately $389,000 in depreciation expense associated with the build-out of the Atlanta Data Center.

      Interest and Other Expense. Interest expense was $487,000. Effective May 10, 2001 as a result of our filing for bankruptcy protection, interest and other expense charges for pre-petition matters were stayed. Included in interest expense is approximately $5,000 of expense associated with post-petition financing.

FOR THE YEAR ENDED DECEMBER 31, 2000 (PREDECESSOR COMPANY)

      Revenues and cost of revenues. Revenues were $261,000 in 2000 representing operations from our managed services. Costs of revenues for 2000 were $141,000 or 54.2% of revenue.

      Operating expenses. Operating expenses were $5.0 million in 2000. Operating expenses included expenses incurred as part of our growth strategy during the first half of 2000, including the addition of key executive management and back office personnel to support the growth of the business and the development and marketing of our brand and product offering.

      Stock based compensation expense. Stock based compensation expense was $1.6 million in 2000. During 2000, we granted stock warrants to attract and retain employees, directors and consultants. The majority of these options and warrants vest over a three-year period.

      Depreciation and amortization expense. Depreciation and amortization expense was $402,000 in 2000. Depreciation and amortization expense included approximately $271,000 in depreciation expense associated with the build-out of the Atlanta Data Center

      Interest and Other Expense. Interest expense was $8.6 million in 2000. Included in interest expense for 2000 was approximately $7.5 million in non-cash interest expense associated with the stock and warrants issued in conjunction with the senior notes.

      Loss from Discontinued Operations. The loss from discontinued operations represents revenues less expenses associated with the operations discontinued, including the operations of our Seattle and Denver offices as well as certain operations of our Chicago and Atlanta offices. Revenue from these discontinued operations were $7.2 million for the year ending 2000.

      Loss from Disposal of Discontinued Operations. The loss from disposal includes the write-off of intangible assets of $6.4 million, valuation losses of $600,000 related to assets disposed of or sold and a charge of approximately $200,000 representing the present value of estimated unrecoverable lease payments associated with the closed offices.

      Net Loss. Net loss was $24.1 million in 2000. As more fully discussed above, the net loss is attributable to growth strategy costs in excess of current period revenues, substantial non-cash interest expense associated with our senior notes financing, losses incurred in our discontinued operations including the write-off of intangible assets associated with the discontinued operations and non-cash stock based compensation.

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

      Although the Plan resulted in a substantial reduction in debt, further improvements in our liquidity position will be subject to the success of initiatives we are undertaking to increase sales, reduce operating expenses and the effects on our liquidity of market conditions in the industry. Our uses of capital are expected to include working capital for operating expenses and satisfaction of current liabilities, capital expenditures and payments on outstanding debt facilities.

      As shown in our results of operations, we incurred a net loss of $200,000 during the two month period ending December 31, 2001. During such period in 2001, net cash used in continuing operating activities totaled $87,000 and was primarily the result of operating losses. Cash flow from financing activities provided $85,000 in cash, primarily as a result of our borrowing under the post petition financing arrangements.

      As part of our Plan of Reorganization, we entered into a borrowing facility with Sunami Ventures, LLC ("Sunami") (a related party) for $1.5 million, of which $1.0 million of this facility is designated for the purpose of financing equipment on behalf of customers. Sunami shall receive on account of the borrowings, five shares of New Common Stock for every dollar loaned and a Senior Secured Note for the amount of the borrowings. As of December 31, 2001, eNucleus has received approximately $321,000 under this facility the proceeds of which have been used to satisfy certain petitions resulting from the bankruptcy and post-petition operating requirements. Pursuant to the Sunami financing agreement, in December, 2001, we entered into a three-year $545,000 secured demand loan agreement with Capital Equity Group. The note agreement is secured by certain our assets, guaranteed by John Paulsen and bears interest at the rate of 16%. As of December 31, 2001, eNucleus has received approximately $62,000 under this facility.

      The Company's continued existence is dependent on its ability to achieve future profitable operations and its ability to obtain financial support. The satisfaction of the Company's cash requirements hereafter will depend in large part on its ability to successfully generate revenues from operations and raise capital to fund operations. There can, however, be no assurance that sufficient cash will be generated from operations or that unanticipated events requiring the expenditure of funds within its existing operations will not occur. Management is aggressively pursuing additional sources of funds, the form of which will vary depending upon prevailing market and other conditions and may include high-yield financing vehicles, short or long-term borrowings or the issuance of equity securities. There can be no assurances that management's efforts in these regards will be successful. Under any of these scenarios, management believes that the Company's common stock would likely be subject to substantial dilution to existing shareholders. The uncertainty related to these matters and the Company's bankruptcy status raise substantial doubt about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

      Management believes that, despite the financial hurdles and funding uncertainties going forward, it has under development a business plan that, if successfully funded and executed, can significantly improve operating results. The support of the Company's vendors, customers, lenders, stockholders and employees will continue to be key to the Company's future success.

RECENT ACCOUNTING PRONOUNCEMENTS

      In July 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No.142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies criteria that intangible assets must meet in order to be recognized and reported separately from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives will no longer be amortized to expense, but instead will be tested for impairment at least annually. Intangible assets with definite useful lives will be amortized to expense. The Company is required to adopt the provisions of SFAS 141 immediately and SFAS 142 effective January 1, 2002. In accordance with SOP 90-7 and the application of fresh-start reporting, we adopted SFAS No. 141 and SFAS No. 142. The adoption of SFAS No. 141 had no impact on our financial statements as we had no recorded goodwill or intangible assets at adoption. The adoption of SFAS No. 142 results in the classification of the reorganization intangible recognized in fresh-start reporting as goodwill with an indefinite life. As a result, the goodwill will not be amortized, but will be reviewed annually for impairment.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to changes in interest rates as a result of financing through issuance of variable-rate and fixed-rate debt. If market interest rates were to increase 1% in fiscal 2001, there would be a material impact on the Company's consolidated results of operations and financial position.

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

Our ability to implement and expand our network is unproven and will require substantial financial, operational and managerial resources

      To satisfy client requirements, we must implement, expand and adapt our infrastructure. We are dependent on service providers for our network capacity. The expansion and adaptation of our infrastructure will require substantial financial, operational and management resources. Our ability to connect and manage a substantially larger number of clients is unknown. We have yet to prove our infrastructure's ability to be scaled up to higher client levels while maintaining superior performance. Furthermore, it may be difficult for us to increase quickly our network capacity in light of current necessary lead times within the industry to purchase circuits and other critical items. If we fail to achieve or maintain high capacity data transmission circuits, client demand could diminish because of possible degradation of service. In addition, as we upgrade our infrastructure to increase bandwidth available to our clients, we expect to encounter equipment or software incompatibility which may cause delays in implementation.

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

We are uncertain as to sources of the additional financing we will need

      We may use our common stock to fully or partially finance future acquisitions. In the event that our common stock does not maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept our common stock as part of the consideration for the sale of their businesses, we may be required to utilize our cash resources, if available, in order to pursue acquisitions. If we do not have sufficient cash resources, our growth may be limited unless we are able to obtain additional capital through debt or equity financings. We presently do not have any immediate source of cash. We may be unable to obtain a working capital line of credit or other financing we may need for acquisitions or to keep operating. If our financial resources are inadequate, we may be unable to successfully implement our business strategy.

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

ITEM 7 FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

      The following financial statements for eNucleus and independent auditors' report as of December 31, 2001 and 2000 and for the two months ended December 31, 2001, ten months ended October 31, 2001 and the year ended December 31, 2000 are filed as part of this report on Form 10-KSB beginning on page F-1.

         Report of Independent Public Accountants
         Balance Sheets as of December 31, 2001 and 2000
         Statements of Operations for the two months ended December 31, 2001, ten months ended October 31, 2001 and the year ended December 31, 2000
         Statements of Stockholders' Equity (Deficit) for the two months ended
              December 31, 2001, ten months ended October 31, 2001 and the year ended December 31, 2000
         Statements of Cash Flows for the two months ended December 31, 2001, ten months ended October 31, 2001 and the year ended December 31, 2000
         Notes to the Financial Statements

ITEM 8 CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      NONE

PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

      The following table contains certain information with respect to our directors and executive officers:

NAME                         AGE             POSITION AS OF THE YEAR ENDED 12/31/01
----                         ---             --------------------------------------
John C. Paulsen              39              Chairman of the Board, Chief Executive Officer and
                                             Secretary

Scott Voss                   44              President

      John C. Paulsen has served as Chairman of the Board and Chief Executive Officer of eNucleus since April 1999. Prior thereto, Mr. Paulsen served as the President of Nucleus Holding Company. From 1995 to 1997 Mr. Paulsen served as President and CEO of MetroLink Communications, Inc. a long-distance carrier. From 1990 to 1995, Mr. Paulsen served as President and CEO of American Teletronics Long Distance, Inc. a reseller of long-distance telecommunications services.

      Scott Voss joined eNucleus following the bankruptcy petition. Prior thereto, Mr. Voss served as an advisor to the company on various financing, sales and marketing projects. Mr. Voss has extensive experience in developing and growing marketing orientated organizations. Before joining eNucleus, Mr. Voss was President of Sterling Press and Graphics which specialized in collateral development and printing for high growth businesses.

      BOARD OF DIRECTORS

      In May 2002, we will be installing a new Board of Directors tentatively comprised of John Paulsen, our Chief Executive Officer; Scott Voss, our President; James A. Chatz, Eric Stari, Jack Wasserman, Keyvan Akvan, Steve Green; Edward Skolberg and one individual to be appointed as representative from Sunami Ventures.

      Prior to the installation date of the new Board of Directors, Mr. Paulsen is serving as the sole Director. Directors are to be elected each year at the annual meeting of stockholders, on a rotating term basis.

      Our last Annual Shareholder Meeting was held on July 14, 2000 of which nominees for the Board of Directors were approved. Subsequent to the shareholder meeting, and as a result or restructuring and filing of the Chapter 11 petition, each of the directors previously elected to serve (except Mr. John C. Paulsen) resigned from the Board of Directors. Replacement directors were not installed.

      The board of directors of eNucleus met or took action twice during 2000 and once during 2001. The board of directors has established an audit committee, an executive committee and a compensation committee.

      The audit committee recommends the annual appointment of eNucleus' auditors and reviews the scope and results of the audit and other services provided by our independent auditors. The audit committee did not meet during 2000 or 2001.

      The compensation committee reviews and approves eNucleus' compensation and benefits for our executive officers, administers our compensation and stock option plans and makes recommendations to the board of directors regarding such matters. The compensation committee took action once in 2000.

      The executive committee manages the business and affairs of eNucleus. The executive committee did not meet in 2000 or 2001.

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

ITEM 10 EXECUTIVE COMPENSATION

      The following table summarizes the compensation paid for the years ended December 31, 2001 and 2000 to the individuals who served as our chief executive officer during any part of fiscal year 2001 or 2000 and those serving as executive officers during such periods.

SUMMARY COMPENSATION TABLE

                                                                                 SECURITIES
                                                                                 UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION                    YEAR    SALARY ($)    BONUS ($)   WARRANTS (#)     COMPENSATION ($)
---------------------------                    ----    ----------    ---------   ------------     ----------------
John C. Paulsen, Chief Executive Officer,      2001     142,923             --            --                   --
President and Secretary (1)                    2000     275,000             --            --             1,195(5)

Scott Voss, President (2)                      2001       6,382             --            --                   --

Vincent Sanchez, President and Chief           2000      54,167             --            --            59,133(6)
Operating Officer (3)

J. Theodore Hartley, Executive Vice President  2000      84,763             --            --                   --
and Chief Financial Officer (4)

-------------
(1)   President September, 2000 until December, 2001.
(2) President beginning in December, 2001, Executive Vice President Sales and Marketing May 2001 to December 2001.
(3)   From May 24, 2000 to September 7, 2000.
(4)   From April 15, 1999 to September 6, 2000
(5) Consists of premiums paid for term life insurance under which Mr. Paulsen is the beneficiary.
(6) Other compensation consists of consulting fees received prior to becoming employed by the Company.

COMPENSATION PURSUANT TO STOCK OPTIONS/WARRANTS

      On May 11, 2001, we entered into agreements with Mr. John Paulsen and Mr. Scott Voss whereby the individuals would agree to be employed by the Company and provide their best efforts in assisting the Company through the reorganization process. The individuals also agreed to a substantially reduced salary during such period and until March 31, 2002 and other certain terms and conditions including a period of non-compete. Under these agreements, the Company would provide a stock grant to manage the reorganization process, reduction in salary, non-compete agreement and other matters equal to 850,000 shares of common stock each individually. The agreements contain a claw-back feature whereby if the individual does not continue employment through March 31, 2002 certain shares of common stock would be forfeited. The agreements also contain a provision whereby the Company, at its sole discretion may buy back the shares for $0.10 per share prior to June 30, 2002.

      In accordance with the Plan of Reorganization, Mr. Paulsen and Mr. Voss were each granted options to purchase 500,000 shares of our common stock. Such options vested on the confirmation date with an exercise price equal to the price of the common stock upon that date and have a ten year life.

      During the fiscal year 2000, Mr. Paulsen was granted options to purchase 750,000 shares of our common stock at prices ranging from $1.50 to $2.16 per share. As a result of the bankruptcy, these options were cancelled.

AGGREGATE OPTION/WARRANT EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/WARRANT VALUES

      None

STOCK PLANS

      We have a Stock Purchase Plan for non-qualified options and an Incentive Stock Option Plan for incentive stock options. Under the plans, all our employees, together with other persons who perform substantial services for us or on our behalf, will be eligible to receive incentive and nonstatutory options to purchase eNucleus common stock. The plans are administered by the compensation committee. Under the plans, the exercise price at which the shares of eNucleus common stock covered by each grant may be purchased will be determined on the date of grant by the committee, but can be no less than the par value of such shares and, in the case of incentive stock options, may not be less than the fair market value of such shares on the date of grant. The number of shares covered under the options granted under the plans are subject to adjustments for stock splits, mergers, consolidations, combinations of shares, reorganizations and other recapitalizations. All options outstanding at the time of our filing for bankruptcy were cancelled.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

      On November 6, 2001 (the "Confirmation Date") the Company's Plan of Reorganization was confirmed by the Bankruptcy Court. As part of the distribution of the New Common Stock under the Plan of Reorganization, shareholders shall tender their Old Common Stock to the Reorganized Company designated Stock Transfer Agent no later than October 15, 2002, in accordance with written instructions to be provided to such holders. Those shareholders who do not submit their certificates for exchange prior to October 15, 2002 shall have its claim or interest and its distribution pursuant to the Plan of Reorganization on account of such Old Common Stock discharged and shall be forever barred from asserting any such claim or interest against the Reorganized Company or their respective property.

PRINCIPAL STOCKHOLDERS AND SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE
OFFICERS

      The following table sets forth the number of shares of common stock beneficially owned as of April 10, 2002 by (i) each person known by us to beneficially own more than 10% of the common stock of eNucleus, (ii) each of our directors, (iii) our executive officers and (iv) all directors and executive officers as a group based upon the exchange ratio as outlined in our Plan of Reorganization. A beneficial owner of a security includes any person who has the power to vote or sell the shares. The following information reflects the reverse split on the common stock shares in accordance with the Plan of Reorganization, as well as shares to be issued pursuant to the plan.

           NAME OF BENEFICIAL OWNER                AMOUNT AND NATURE       PERCENT OF
           ------------------------                  OF BENEFICIAL           CLASS
                                                       OWNERSHIP             -----
                                                       ---------
John C. Paulsen (1).                                   2,068,808(2,3)          10%
Scott Voss (1)                                         1,379,167(3)             7%
All directors and executive officers, as a             3,447,975               17%
group (2 persons)

(1)   Mailing address is 15545 S. 71st Court, Orland Park, Illinois 60462.
(2) Includes shares held directly by Mr. Paulsen and indirectly through a family trust for which Mr. Paulsen acts as majority general partner and
      1.35 million shares to be issued in accordance with employment agreement and exercised options
(3) Includes 1.35 million shares to be issued in accordance with employment agreement and exercised options

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      As part of our Plan of Reorganization, we entered into a borrowing facility with Sunami Ventures, LLC ("Sunami") (a limited liability company managed and controlled by Mr. Henry Paulsen, John Paulsen's father) for $1.5 million, of which $1.0 million of this facility is designated for the purpose of financing equipment on behalf of customers. Sunami shall receive on account of the borrowings, five shares of New Common Stock for every dollar loaned and a Senior Secured Note for the amount of the borrowings. As of December 31, 2001, eNucleus has received approximately $321,000 under this facility the proceeds of which have been used to satisfy certain petitions resulting from the bankruptcy and post-petition operating requirements. Pursuant to the Sunami financing agreement, in December, 2001, we entered into a three-year $545,000 secured demand loan agreement with Capital Equity Group. The note agreement is secured by certain our assets, guaranteed by Mr. Paulsen and bears interest at the rate of 16%. As of December 31, 2001, eNucleus has received approximately $62,000 under this facility and subsequent to year end we have received an additional $145,000 through March 31, 2002.

      In October 2001, we entered into a collocation/lease agreement with Sunami for approximately 5,000 sq ft. in Roswell, Georgia serving as our branch office and data center/operating facility in Atlanta, Georgia. The lease provides for monthly payments of approximately $20,000 and expires in 2008. Associated with this agreement, we were required to provide a $100,000 security deposit, which has been financed under the Sunami borrowing facility and 1.0 million shares of common stock as compensation for Sunami $1.9 million lease exposure.

      At May 10, 2001 eNucleus recorded amounts due to John C. Paulsen, our President and CEO, of $772,000, including $502,000 for cash loans made to eNucleus and $270,000 for deferred compensation and unreimbursed expenses. During the year 2000, Mr. Paulsen loaned additional monies and received cash repayments of loans and other monies, which included the repurchase of 264,078 shares of common stock for $1.50 per share. The repurchase of shares of common stock was approved by the Board of Directors as a method of reimbursement for unpaid salary, expenses and monies loaned to the Company which had been previously written off.

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

      In August, 2000, eNucleus entered into a demand loan facility with Sunami Ventures, LLC ("Sunami") (a Corporation managed and controlled by Mr. Henry Paulsen). The facility provides for borrowings of up to $750,000, bears interest at the rate of twelve percent and was payable no later than August, 2001. As of May 10, 2001, eNucleus had borrowed $731,000 from Sunami under this facility.

EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibit Index

      See Exhibit Index beginning on page A-1.

(b)   Reports on Form 8-K

      NONE

      SIGNATURE

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed by the undersigned, thereunto duly authorized.


Date:  April 15, 2002                   By:/s/ John C. Paulsen
                                           ---------------------------------
                                        John C. Paulsen
                                        Chief Executive Officer and Chairman

      Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                       TITLE                                            DATE
---------                                       -----                                            ----
/s/ John C. Paulsen                             Chief Executive Officer and Chairman             April 15, 2002
----------------------                          (principal executive and financial officer)
John C. Paulsen

INDEX TO FINANCIAL STATEMENTS

Report of Bujan & Associates, Ltd, Independent Public Accountants                                        F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000                                             F-3

Consolidated Statements of Operations for the Two Month Period Ended December 31, 2001, Ten Month        F-4
     Period Ended October 31, 2001 and the Year Ended December 31, 2000

Consolidated Statements of Changes in Shareholders' Equity (Deficit) for the Two Month Period            F-5
     Ended December 31, 2001, Ten Month Period Ended October 31, 2001 and the Year Ended
     December 31, 2000

Consolidated Statements of Cash Flows for the Two Month Period Ended December 31, 2001, Ten Month        F-6
     Period Ended October 31, 2001 and the Year Ended December 31, 2000

Notes to Consolidated Financial Statements                                                               F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of eNucleus, Inc.:

      We have audited the accompanying consolidated balance sheets of eNucleus, Inc. (a Delaware corporation) (the Company) as of December 31, 2001 and 2000, and the related statements of operations, stockholders' (deficit) equity, and cash flows for the two month period ended December 31, 2001, ten month period ended October 31, 2001 and the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eNucleus, Inc. as of December 31, 2001 and 2000 and the results of their operations and cash flows for the two month period ended December 31, 2001, ten month period ended October 31, 2001 and the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 2 to the financial statements, the Company continues to incur operating losses and must continue to fund negative working capital needs. Additionally, the Company will need to negotiate payment terms with some of its administrative claim holders. There can be no assurance that the Company will reach agreement with these parties or be able to satisfy their indebtedness in a timely manner acceptable to them These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Bujan & Associates, Ltd

Palos Heights, Illinois
April 15, 2002
                                 eNUCLEUS, INC.
                           CONSOLIDATED BALANCE SHEETS
                               AS OF DECEMBER 31,

                                                           REORGANIZED     PREDECESSOR
                                                             COMPANY         COMPANY
                                                               2001            2000
                                                               ----            ----
ASSETS:
Current assets:
Cash                                                       $        808    $      1,452
Accounts receivable                                              13,339          69,866
Other current assets                                             51,348         159,839
                                                           ------------    ------------
Total current assets                                             65,495         231,157
                                                           ------------    ------------

Property and equipment, net                                   1,850,597       1,492,434
Goodwill and other intangibles, net                          15,202,356         782,339
Other assets                                                    100,000              --
                                                           ------------    ------------
Total assets                                               $ 17,218,448    $  2,505,930
                                                           ============    ============

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT):
Current liabilities:
Bridge notes payable                                       $         --    $  6,104,000
Line of credit                                                       --         499,444
Notes payable                                                   633,431         321,950
Accounts payable                                                188,405       2,790,093
Related party payables                                               --         675,848
Accrued expenses                                                639,201       1,922,339
Net liabilities of discontinued operations                           --       1,248,681
                                                           ------------    ------------
Total current liabilities                                     1,461,037      13,562,355
                                                           ------------    ------------

Long term liabilities                                         1,272,069              --
                                                           ------------    ------------
Total liabilities                                             2,733,106      13,562,355
                                                           ------------    ------------

                                                           ------------    ------------
Redeemable securities                                                --         237,586
                                                           ------------    ------------

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $0.001 par value, 900,000,000 shares                   --          12,905
authorized, shares issued and outstanding (12,905,432 on
December 31, 2000)
Additional paid-in capital                                           --      22,542,262
New common equity - issuable                                 14,687,736              --
Stock warrants                                                       --         727,349
Treasury stock                                                       --        (651,838)
Accumulated deficit                                            (202,394)    (33,924,689)
                                                           ------------    ------------

Total stockholders' equity (deficit)                         14,485,342     (11,294,011)
                                                           ------------    ------------

Total liabilities and stockholders' equity (deficit)       $ 17,218,448    $  2,505,930
                                                           ============    ============

          See accompanying notes to Consolidated Financial Statements.

                                 eNUCLEUS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              PREDECESSOR COMPANY
                                                                              -------------------
                                                          REORGANIZED
                                                            COMPANY        TEN MONTHS
                                                        TWO MONTHS ENDED      ENDED        YEAR ENDED
                                                          DEC 31, 2001    OCT. 31, 2001   DEC. 31, 2000
                                                          ------------    -------------   -------------
Revenue                                                   $     26,981    $    398,056    $    260,785
Cost of revenue                                                 14,975         232,034         141,461
                                                          ------------    ------------    ------------
Gross profit                                                    12,006         166,022         119,324

Operating expenses                                             144,995       1,052,144       4,960,599
Stock based compensation expense                                    --          82,500       1,591,913
Net reorganization expense                                          --       3,268,326              --
Depreciation and amortization expense                           62,564         432,700         401,840
                                                          ------------    ------------    ------------
Operating loss from continuing operations                     (195,553)     (4,669,648)     (6,835,028)

Interest and other income (expenses), net                       (6,841)       (486,605)     (8,564,848)
                                                          ------------    ------------    ------------
Loss from continuing operations before income taxes           (202,394)     (5,156,253)    (15,399,876)

Income tax expense                                                  --              --              --
                                                          ------------    ------------    ------------
Loss from continuing operations                               (202,394      (5,156,253)    (15,399,876)
Loss from discontinued operations                                   --              --      (1,602,474)
Loss on disposal of discontinued operations                         --              --      (7,132,447)
                                                          ------------    ------------    ------------
Net loss                                                  $   (202,394)   $ (5,156,253)   $(24,134,797)
                                                          ============    ============    ============

Basic and diluted loss per common share from continuing
operations                                                $      (0.01)   $      (0.38)   $      (1.30)
                                                          ------------    ------------    ------------
Basic and diluted loss per common share from
 discontinued operations                                            --              --          $(0.14)
                                                          ------------    ------------    ------------
Basic and diluted loss per common share from disposal
 of discontinued operations                                         --              --          $(0.60)
                                                          ------------    ------------    ------------
Basic and diluted net loss per common share               $      (0.01)   $      (0.38)   $      (2.04)
                                                          ============    ============    ============
Weighted average shares outstanding - basic and diluted     20,009,898      13,507,307      11,809,830
                                                          ============    ============    ============

          See accompanying notes to Consolidated Financial Statements.

                                 eNUCLEUS, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' (DEFICIT) EQUITY

                                                                 New         Additonal
                                      Common Stock              Common        Paid in         Stock        Treasury
                                  Shares         Amount         Equity        Capital        Warrants        Stock
                               ------------   ------------   ------------   ------------   ------------  ------------
Balance, December 31, 1999
(Predecessor)                     9,610,104   $      9,610   $         --   $ 12,250,664   $    377,069  $         --
                               ============   ============   ============   ============   ============  ============
Common stock and warrants           365,366            365             --        547,683             --            --
sold for cash
Issuance of common stock for        661,000            661             --      1,734,464             --            --
acquisitions
Issuance of common stock in
conjunction with debt             1,692,172          1,692             --      6,102,308        350,280            --
offering
Issuance of common stock for        576,790            577             --        245,816                           --
services
Compensation value of
warrants and options issued              --             --             --      1,591,913             --            --
Fair value of assets received            --             --             --        307,000             --            --
Accretion of Redeemable                                                --       (237,586)
Common Stock
Repurchase of common stock               --             --             --             --             --      (651,838)
Net loss                                 --             --             --             --             --            --
                               ------------   ------------   ------------   ------------   ------------  ------------
Balance, December 31, 2000
(Predecessor)                    12,905,432         12,905             --     22,542,262        727,349      (651,838)
                               ============   ============   ============   ============   ============  ============
Issuance of common stock for
services                            715,000            715             --        106,735             --            --
Accretion of Redeemable
Common Stock                             --                            --        (62,047)            --            --
Net loss                                 --             --             --             --             --            --
Effect of reorganization and
fresh-start reporting           (13,620,432)       (13,620)    14,687,736    (22,586,950)      (727,349)      651,838
                               ------------   ------------   ------------   ------------   ------------  ------------
Balance, October 31, 2001
(Predecessor)                            --             --     14,687,736             --             --            --
                               ============   ============   ============   ============   ============  ============
Net loss                                 --             --             --             --             --            --
                               ------------   ------------   ------------   ------------   ------------  ------------
Balance, December 31, 2000
(Reorganized)                  $         --   $         --   $ 14,687,736   $         --   $         --  $         --
                               ============   ============   ============   ============   ============  ============

                                Accumulated
                                  Deficit          Total
                               ------------   ------------
Balance, December 31, 1999
(Predecessor)                  $ (9,789,892)  $  2,847,451
                               ============   ============

Common stock and warrants                --        548,048
sold for cash
Issuance of common stock for             --      1,735,125
acquisitions
Issuance of common stock in
conjunction with debt                    --      6,454,280
offering
Issuance of common stock for             --        246,393
services
Compensation value of
warrants and options issued              --      1,591,913
Fair value of assets received            --        307,000
Accretion of Redeemable                           (237,586)
Common Stock
Repurchase of common stock               --       (651,838)
Net loss                        (24,134,797)   (24,134,797)
                               ------------   ------------
Balance, December 31, 2000
(Predecessor)                   (33,924,689)   (11,294,011)
                               ============   ============
Issuance of common stock for
services                                 --        107,450
Accretion of Redeemable
Common Stock                             --        (62,047)
Net loss                         (5,156,253)    (5,156,253)
Effect of reorganization and
fresh-start reporting            39,080,942     31,092,597
                               ------------   ------------
Balance, October 31, 2001
(Predecessor)                            --     14,687,736
                               ============   ============
Net loss                           (202,394)      (202,394)
                               ------------   ------------
Balance, December 31, 2000
(Reorganized)                  $   (202,394)  $ 14,485,342
                               ============   ============


          See accompanying notes to Consolidated Financial Statements.

                                 eNUCLEUS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                REORGANIZED      PREDECESSOR COMPANY
                                                                  COMPANY        -------------------
                                                                TWO MONTHS      TEN MONTHS    YEAR ENDED
                                                                   ENDED           ENDED
                                                               DEC 31, 2001   OCT. 31, 2001  DEC. 31, 2000
                                                               ------------   -------------  -------------
Cash flows from operating activities:
Net loss                                                       $   (202,394)  $ (5,156,253)  $(24,134,797)
Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
Loss from discontinued operations                                        --             --      1,602,474
Loss on disposal of discontinued operations                              --             --      7,132,447
Net adjustment to assets & liabilities related to Fresh-Start
  Reporting                                                              --        258,302             --
Non-cash reorganization expense                                          --      2,824,020             --
Depreciation and amortization                                        62,564        432,700        401,840
Compensation expense from issuance of equity securities                  --         82,500      1,591,913
Amortization of deferred financial costs and debt discount               --             --      6,104,000
Accretion of redeemable common stock                                     --             --        234,586
Changes in operating assets and liabilities--
Changes in accounts receivables                                      19,376         37,151        (69,866)
Changes in other assets                                              (9,284)       117,776       (131,309)
Changes in payables                                                   9,790        178,615      1,572,027
Changes in accrued expenses                                          32,895        606,305      1,495,637
                                                               ------------   ------------   ------------
Net cash in continuing operations                                   (87,053)      (618,884)    (4,201,048)
Net cash in discontinued operations                                      --             --     (1,707,638)
                                                               ------------   ------------   ------------
Net cash used in operating activities                               (87,053)      (618,884)    (5,908,686)
                                                               ------------   ------------   ------------

Cash flows from investing activities:
Capital expenditures                                                     --        (65,597)      (256,975)
                                                               ------------   ------------   ------------

Net cash (used in)/provided by investing activities                      --        (65,597)      (256,975)
                                                               ------------   ------------   ------------

Cash flows from financing activities:
Proceeds from senior notes payable                                       --             --      6,104,000
Borrowings (repayments) on notes payable                             85,424        685,466        191,194
Proceeds from sale of common stock                                       --             --        548,048
Purchase of treasury stock                                               --             --       (651,838)
Payments of deferred finance costs                                       --             --       (725,400)
Increase in officer loan                                                 --             --        524,628
                                                               ------------   ------------   ------------
Net cash provided by financing activities                            85,424        685,466      5,990,632
                                                               ------------   ------------   ------------

Increase in cash                                                     (1,629)           985       (175,029)

Cash, beginning of period                                             2,437          1,452        176,481

Cash, end of period                                            $        808   $      2,437   $      1,452
                                                               ------------   ------------   ------------

Non-cash investing and financing activities:
Common stock issued with senior notes payable                  $         --   $         --   $  6,104,000
Fair value of stock warrants issued with debt facility                   --             --        305,200
Fixed assets acquired through credit facilities                          --             --      1,029,425
Fixed assets contributed to company                                      --             --        307,000
                                                               ------------   ------------   ------------
Stock issued to effect acquisitions                                      --             --      1,735,125
                                                               ------------   ------------   ------------

          See accompanying notes to Consolidated Financial Statements.

                                 eNUCLEUS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

(1) Description of the Business

      eNucleus (the Company) is a wholesaler of Internet infrastructure aimed at system integrators, web developers, software providers and telecom resellers. The Company's core product offerings include co-location, high-speed internet access, data storage, and application delivery. Together, this offering provides clients with a scaleable and brandable platform for the development of their ebusiness initiatives.

(2) Financial Results and Liquidity

      On May 10, 2001, as a result of dramatic changes in the Internet industry and financing markets, delays in reaching accord with short term note holders and other creditors in restructuring their debts and the Company's inability to cure defaults under its data center lease and the landlord's attempts to seize Company assets, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Illinois, Eastern Division. The Company continued to operate as a debtor-in-possession under the supervision of the Bankruptcy Court. On November 6, 2001, the Company's Plan of Reorganization was confirmed by the Bankruptcy Court. Pursuant to the confirmed Plan of Reorganization, among other things, holders of certain allowed claims will receive 1 share of common stock for every $3.00 of debt. Also pursuant to the Plan, the Company's common stock has undergone a 1 for 6 reverse stock split resulting in current stockholders receiving 1 share of new common stock for every 6 shares of old common stock currently owned. As part of the distribution of the New Common Stock under the Plan of Reorganization, shareholders shall tender their Old Common Stock to the Reorganized Company designated Stock Transfer Agent no later than October 15, 2002, in accordance with written instructions to be provided to such holders. Those shareholders who do not submit their certificates for exchange prior to October 15, 2002 shall have its claim or interest and its distribution pursuant to the Plan of Reorganization on account of such Old Common Stock discharged and shall be forever barred from asserting any such claim or interest against the Reorganized Company or their respective property.

      As a result of the confirmation of the Company's Plan of Reorganization and the application of fresh-start reporting (see Note 3), consolidated financial statements for the Company for the periods subsequent to the Confirmation Date are referred to the "Reorganized Company" and are not comparable to those for the periods prior to the Confirmation Date which are referred to as the "Predecessor Company." Under fresh-start reporting, the reorganization value of the Company was allocated to its assets, the majority of the Company's unsecured creditors converted into common stock, accumulated deficit was eliminated, old common stock was eliminated and new equity in the Reorganized Company was recorded. For financial reporting purposes, the effective date of the adoption of fresh-start reporting is considered to be October 31, 2001, although the Company's confirmation date was November 6, 2001. The results of operations from November 1 to November 6, 2001 were not significant.

      As part of the Company's Plan of Reorganization, the Company entered into a borrowing facility with Sunami Ventures, LLC ("Sunami") (a related party) for $1.5 million, of which $1.0 million of this facility is designated for the purpose of financing equipment on behalf of customers. Sunami shall receive on account of the borrowings, five shares of New Common Stock for every dollar loaned and a Senior Secured Note for the amount of the borrowings. As of December 31, 2001, eNucleus has received approximately $321,000 under this facility the proceeds of which have been used to satisfy certain petitions resulting from the bankruptcy and post-petition operating requirements. Pursuant to the Sunami financing agreement, in December, 2001, the Company entered into a three-year $545,000 secured demand loan agreement with Capital Equity Group. The note agreement is secured by certain assets, guaranteed by Mr. John Paulsen and bears interest at the rate of 16%. As of December 31, 2001, eNucleus has received approximately $62,000 under this facility.

      The Company's continued existence is dependent on its ability to achieve future profitable operations and its ability to obtain financial support. Additionally, the Company will need to negotiate payment terms with some of its administrative claim holders. There can be no assurance that the Company will reach agreement with these parties or be able to satisfy their indebtness in a timely manner acceptable to them. The satisfaction of the Company's cash requirements hereafter will depend in large part on its ability to successfully generate revenues from operations and raise capital to fund operations. There can, however, be no assurance that sufficient cash will be generated from operations or that unanticipated events requiring the expenditure of funds within its existing operations will not occur. Management is aggressively pursuing additional sources of funds, the form of which will vary depending upon prevailing market and other conditions and may include high-yield financing vehicles, short or long-term borrowings or the issuance of equity securities. There can be no assurances that management's efforts in these regards will be successful. Under any of these scenarios, management believes that the Company's common stock would likely be subject to substantial dilution to existing shareholders. The uncertainty related to these matters and the Company's bankruptcy status raise substantial doubt about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

      Management believes that, despite the financial hurdles and funding uncertainties going forward, it has under development a business plan that, if successfully funded and executed, can significantly improve operating results. The support of the Company's vendors, customers, lenders, stockholders and employees will continue to be key to the Company's future success.

(3) Fresh-Start Reporting

      In accordance with the provisions of Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"), the Company adopted fresh-start reporting upon confirmation of the Company's Plan of Reorganization. The Company adopted fresh-start reporting because, as a result of implementation of the Plan, holders of the Company's existing common stock immediately before filing and confirmation of the Plan retained less than 50% of the common stock of the emerging entity and the Company's reorganization value at emergence was less than its post-petition liabilities and allowed claims. Under fresh-start reporting, the Company's assets and liabilities were adjusted to fair values and a reorganization value for the entity was determined by the Company based upon the estimated fair value of the enterprise before considering values allocated to debt to be settled in the reorganization. The portion of the reorganization value which could not be attributed to specific tangible or identified intangible assets for the Reorganized Company is referred to as reorganization value in excess of amounts allocable to identifiable assets and is reported as "Goodwill" in the financial statements. The adjustment of assets and liabilities to fair values is included in net reorganization expense in the financial statements.

      Fresh-start reporting resulted in the creation of a new reporting entity (the "Company" or the "Reorganized Company") with no accumulated deficit as of November 1, 2001. The goodwill recognized in fresh-start reporting will not be amortized, but will be reviewed annually for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No.142, "Goodwill and Other Intangible Assets." The Company determined that the goodwill is not impaired as of December 31, 2001, however future impairment of the recorded goodwill may result if actual results of operations or changes in economic or industry conditions differ significantly from assumptions used to derive the reorganization value.

      For financial reporting purposes, the effective date of the adoption of fresh-start reporting is considered to be October 31, 2001, although the Company's confirmation date was November 6, 2001. The results of operations from November 1 to November 6, 2001 were not significant. The financial statements for the Company for the periods subsequent to October 31, 2001 are referred to the "Reorganized Company" and are not comparable to those for the periods prior to October 31, 2001 which are referred to as the "Predecessor Company."

      The reorganization value of the Company was based upon the consideration of many factors and various valuation methods, including discounted cash flow analysis using projected financial information, selected publicly traded company market multiples and other applicable ratios and valuation techniques that management believes to be representative of the business and industry. Specifically, the Company considered the conversion price of $16.6 million of creditor debt at $3.00 per share and utilized a net present value cash flow analysis of the Company's three year financial projections using a discount rate of 16%. Based upon their assumptions and other analysis performed, the Company concluded that a Reorganization Value as determined was an appropriate value. The valuation was based upon a number of estimates and assumptions, which are inherently subject to significant uncertainties and contingencies beyond the Company's control. Accordingly, there can be no assurance that the values reflected in the valuation will be realized, and actual results could vary materially. Moreover, the value of our New Common Stock, as traded on the national exchange, may differ materially from the reorganization valuation.

      The effect of the Plan and the implementation of Fresh-Start Reporting on the Company's balance sheet as of October 31, 2001 was as follows:

                                        PREDECESSOR        REORGANIZATION      FRESH-START        REORGANIZED
                                          COMPANY               PLAN           ADJUSTMENTS          COMPANY
                                       OCT. 31, 2001         ADJUSTMENTS                         OCT. 31, 2001
ASSETS:

Cash                                           2,437                  --                --              2,437
Accounts receivable                           32,715                  --                --             32,715
Other current assets                          42,063                  --                --             42,063
                                        ------------        ------------      ------------       ------------
  Total current assets                        77,215                  --                --             77,215
                                        ------------        ------------      ------------       ------------

Property and equipment, net                1,169,308                  --           743,853 (a)      1,913,161
Other Assets                                 100,000                  --                --            100,000
Goodwill                                          --                  --        15,202,356 (b)     15,202,356
                                        ------------        ------------      ------------       ------------
  Total assets                             1,346,523                            15,946,209         17,292,732
                                        ============        ============      ============       ============

LIABILITIES & STOCKHOLDERS' EQUITY:

Notes payable                                608,630                  --                --            608,630
Accounts payable                              95,842              82,773                -- (c)        178,615
Accrued expenses                             606,306                  --                --            606,306
                                        ------------        ------------      ------------       ------------
  Total current liabilities                1,310,778              82,773                --          1,393,551
                                        ------------        ------------      ------------       ------------

Long term liabilities                             --           1,211,445                -- (d)      1,211,445
                                        ------------        ------------      ------------       ------------
  Total liabilities                        1,310,778           1,294,218                --          2,604,996
                                        ------------        ------------      ------------       ------------

                                        ------------        ------------      ------------       ------------
Liabilities subject to compromise         16,440,605         (16,440,605)               -- (e)             --
                                        ------------        ------------      ------------       ------------

STOCKHOLDERS' EQUITY:
Common stock                                  13,620             (13,620)               -- (f)             --
Additional paid-in capital                22,586,950         (22,586,950)               -- (f)             --
Stock warrants                               727,349                  --          (727,349)(f)             --
Treasury stock                              (651,838)                 --           651,838 (f)             --
New common equity - issuable                      --          37,746,957       (23,059,221)(f)     14,687,736
Accumulated deficit                      (39,080,941)                 --        39,080,941 (f)             --

                                        ------------        ------------      ------------       ------------
Total stockholders' equity
(deficit)                                (16,404,860)         15,146,387        15,946,209         14,687,736
                                        ------------        ------------      ------------       ------------
Total liabilities and
stockholders' equity                    $  1,346,523        $         --      $ 15,946,209       $ 17,292,732
                                        ============        ============      ============       ============

      (a)   Reflects the adjustment of property and equipment to fair value

      (b) Reflects the establishment of Goodwill representing the excess of the reorganization value over the aggregate fair value of the Company's tangible and identifiable assets

      (c) Reflects the reclassification of convenience class and employee class payments to be paid under the Plan

      (d) Reflects the reclassification of secured creditor debt, administrative and tax claims which have been converted into long term notes payable.

      (e) Reflects the conversion of the Company's prepetition unsecured creditors into common stock, less those claims under the convenience class or employee class which are included in payables and secured claims, administrative and tax claims which have been converted into long term notes.

      (f) Reflects the cancellation of the Predecessor Company's common stock, warrants to purchase common stock, treasury stock, and the accumulated deficit as of October 31, 2001 and the issuance of approximately 7.4 million shares to the shareholders and claimants of the Predecessor Company.

(4) Discontinued Operations

      In August, 2000, the Company decided to strategically focus on higher margin Internet infrastructure services and elected to discontinue offering certain non-related client premise equipment sales and associated professional services. As part of this decision, the Company closed its Seattle and Denver offices as well as discontinued certain operations of its Chicago and Atlanta offices. Additionally, the Company discontinued reselling long distance telephone services. The Company recorded a charge of approximately $7.3 million representing the loss on disposal of these operations resulting from the write off of unamortized goodwill, fixed assets and the present value of estimated unrecoverable lease payments associated with these offices. Revenue and net loss for the discontinued operations were $7.2 million for the year ended December 31, 2000.

(5) Summary of the Company's Significant Accounting Policies

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

      Certain of the Company's contracts, include up-front charges for installation services. In accordance with Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", the Company defers the revenue and recognizes such over the contract terms. The cumulative effect of this adoption had no net effect on the accompanying consolidated statements of operations.

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

Property and Equipment

      Property and equipment are stated at cost and depreciated on a straight-line basis over their respective estimated useful lives, which are generally three to seven years. In accordance with the fresh-start reporting, the value of the fixed assets was adjusted to fair market value. Equipment utilized for specific client applications are depreciated over the life of that clients contract. Leasehold improvements are amortized over the shorter of the lease period or their estimated useful life using the straight-line method. Maintenance and repairs are charged to expense as incurred, improvements are capitalized.

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

Goodwill and Other Intangible Assets

      Goodwill and other intangible assets are comprised of amounts recorded in business acquisitions and reorganization value in excess of identifiable tangible assets and was being amortized on a straight-line basis over periods ranging from 3 to 7 years. Intangible assets include the value of excess purchase price over net assets acquired, less those assets discarded as part of the discontinued operations treatment and thus primarily consist of goodwill and are shown net of accumulated amortization of $355,000 for the years ended December 31, 2000. The Company evaluates its long-lived assets, including goodwill, for impairment whenever events or change in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In conjunction with its discontinued operations charge, the Company recorded an impairment loss of approximately $6.5 million for the year ended December 31, 2000.

      In July 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No.142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies criteria that intangible assets must meet in order to be recognized and reported separately from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives will no longer be amortized to expense, but instead will be tested for impairment at least annually. Intangible assets with definite useful lives will be amortized to expense. The Company is required to adopt the provisions of SFAS 141 immediately and SFAS 142 effective January 1, 2002. In accordance with SOP 90-7 and the application of fresh-start reporting, we adopted SFAS No. 141 and SFAS No. 142. The adoption of SFAS No. 141 had no impact on our consolidated financial statements. The adoption of SFAS No. 142 results in the classification of the reorganization intangible recognized in fresh-start reporting as goodwill with an indefinite life. As a result, the goodwill will not be amortized, but will be reviewed annually for impairment.

Net Loss Per Share

      Basic and diluted net loss per share has been computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. For purposes of computing net loss per share for the two months ended December 31, 2001, the Company used the estimated number of shares to be issued under the Plan of Reorganization, including those to be issued to certain holders of unsecured creditor claims, those to the shareholder of the Predecessor Company reflecting a 1 for 6 reverse split and other shares issuable under terms of the Plan of Reorganization.

      Diluted net loss per share does not include the effect of the following common equivalent shares as the effect of their inclusion is antidilutive during each period:

                                            YEAR ENDED DECEMBER 31,
                                            -----------------------
                                               2000          2001
                                               ----          ----
Shares issuable under stock options         3,932,000            --
Shares issuable pursuant to warrants to
purchase common stock                         798,070     1,000,000

Per share amounts for 2000 do not reflect the impact of the bankruptcy petition and associated approved conditions.

(6) Business Combinations

      During 2000, the company completed one acquisition, an Atlanta-based provider of dedicated Internet access and hosting solutions to middle market companies. As acquisition consideration, the Company issued 661,000 shares of common stock and agreed to issue an additional 300,000 shares if the operation meets certain revenue targets or other specified conditions were met. Additionally, the shareholders also received a put option to require eNucleus to repurchase 60,000 shares at $5.00 per share on May 11, 2001. The purchase price of 661,000 shares, valued at $1,735,125, has been allocated to the acquired assets and liabilities based on their respective carrying values, as these carrying values (net value of $13,053) are deemed to represent fair market value of these assets and liabilities and to goodwill. As part of the Company's reorganization in the third quarter of 2000, the company discontinued offering client premise equipment sales and associated professional services. As part of this decision, the Company recorded a charge of approximately $800,000 related to the write-off of goodwill resulting from this transaction. Additionally, as a result of the discontinuation of certain business and the release of certain personnel, the shareholders of WebNet were granted the additional 300,000 shares.

      This acquisition has been accounted for using the purchase method of accounting and, therefore, its operations have been consolidated from the date of their acquisitions. Assuming the acquisition had been consummated as of January 1, 2000 the audited pro form results of operations would have been:
Revenue of $141,000, Net Loss of $24.1 million, and Basic and Diluted net loss per share of $2.00 using 12,047,066 shares in the pro forma per share calculation. The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

(7) Financial Statement Components

Accounts Receivable

Accounts receivables are shown net of the allowances for doubtful accounts of $3,500 and $45,365 for 2001 and 2000, respectively.

Property and Equipment

      Property and equipment consisted of furniture, fixtures, and computer equipment and are net of accumulated depreciation of $63,000 and $355,000 as of December 31, 2001 and 2000, respectively.

Accrued Expenses

      Accrued expenses consisted of the following:

                                                         DECEMBER 31,
                                                         ------------
                                                      2001           2000
                                                      ----           ----
      Accrued fees for registration rights on     $       --     $  655,384
      stock issued
      Extension fees                                      --        305,200
      Accrued interest                                 6,841        354,586
      Accrued payroll and commissions                 63,062        196,192
      Tax liabilities                                 94,262        164,870
      Professional fees                              388,768         50,000
      Other                                           86,268        196,107
                                                  ----------     ----------
                                                  $  639,201     $1,922,339
                                                  ==========     ==========

(8) Bank Borrowings and Debt

As of December 31, 2001 the Company's total long-term debt outstanding was as follows:

      Reorganized Company--
          Senior Secured Notes Payable        383,476
          Bank Note Payable                   549,998
          Junior Secured Note Payable         500,000
          Tax Claim Notes Payable             330,075
          Duke-Weeks Note Payable             141,951
                                            ---------
                                            1,905,500
      Less current maturities                (633,431)
                                            ---------
                                            1,272,069
                                            =========

      Upon confirmation of the Company's Plan of Reorganziation, all of the outstanding indebtedness was restructured. Pursuant to the Plan, the following notes payables are outstanding.

      As part of our Plan of Reorganization, we entered into a borrowing facility with Sunami Ventures, LLC ("Sunami") (a related party) for $1.5 million, of which $1.0 million of this facility is designated for the purpose of financing equipment on behalf of customers. Sunami shall receive on account of the borrowings, five shares of New Common Stock for every dollar loaned and a Senior Secured Note for the amount of the borrowings. As of December 31, 2001, eNucleus has received approximately $321,000 under this facility the proceeds of which have been used to satisfy certain petitions resulting from the bankruptcy and post-petition operating requirements. Pursuant to the Sunami financing agreement, in December, 2001, we entered into a three-year $545,000 secured demand loan agreement with Capital Equity Group. The note agreement is secured by certain our assets, guaranteed by Mr. Paulsen and bears interest at the rate of 16%. As of December 31, 2001, eNucleus has received approximately $62,000 under this facility and subsequent to year end we have received an additional $145,000 through March 31, 2002.

      The Bank Note Payable of $500,000 plus accrued interest and attorney's fees shall be restructured into a three year secured note in the amount of the total allowed claim less $225,000 which is payable by the Company as soon as reasonably practicable. To date, the Company has paid $50,000 toward the $225,000 payment due and is in discussions with the bank on restructuring such remaining amounts due. The note is secured by a first priority lien on all of the Company's Litigation Claims and a second priority lien on all other assets of the Company.

      Holders of allowed tax claims, including the Internal Revenue Service and certain state revenue agencies, received in full satisfaction, settlement of and in exchange for its tax claim, a six year 6.5% promissory note in an amount equal to the principal amount of its tax claims, payments of principal and interest due monthly. We issued notes totaling approximately$330,000 for allowed tax claims.

      Duke Weeks, the Company's previous landlord for its Atlanta operations, received a 3 year note payable in the amount of its total allowed claim. Monthly payments of $1,000 are due with the first payment in each year due of $10,000. The final payment will include the remaining outstanding principal plus accrued interest.

      In accordance with the Plan of Reorganization, certain unsecured claimants elected to invest an additional 10% on a portion of the unsecured claim and received a Junior Secured Note on the portion of the unsecured claim. Such note accrues interest at 12% per annum with principal and interest due in twenty-four months from the date of issuance.

      The following discussion covers bank borrowings and other debt outstanding of the Predecessor Company.

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

      The Company entered into a $500,000 line of credit facility with a bank which is secured by the assets of the Company and personally guaranteed by the Company's President. The line of credit bears interest at the rate of prime plus one percent and was payable upon demand. This facility has been restructured as a result of the reorganization.

      The Company entered into an inventory financing facility with NationsCredit Distribution Finance ("Nations"). Borrowings under this facility (approximately $357,000 at December 31, 2000), are included within accounts payable. This facility was paid in full from proceeds of the bridge financing in March 2001.

      In conjunction with the acquisition of ITS, the Company issued a $1,000,000 subordinated note. The note bears interest at the rate of prime plus one percent, and is secured by 400,000 shares of common stock of the Company's majority shareholder. The note, which was originally due on October 10, 1999, was extended by ITS shareholders in consideration for 100,000 additional shares of the Company's common stock. The aggregate value of these shares ($275,000) was recorded as additional interest expense. The note was due on June 30, 2000. During 2000, the Company retired $600,000 of the note with proceeds from the bridge financing.

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

(9) Stockholders' Equity

      In accordance with the Plan, all outstanding shares of old common stock and warrants/options to purchase old common stock were cancelled. As the date of this Report, the Company has not yet distributed shares of New Common Stock and therefore have reported the entire value of common stock as "New Common Equity-Issuable". The Company's common stock will now be traded under the symbol ENCU. Under the Plan, approximately 7.4 million shares of common stock will be issued in exchange for unsecured creditor debt and existing common stock outstanding. Additionally, there are approximately 14 million shares issuable pursuant to the Plan of Reorganization.

      During the first quarter 2001, the Predecessor Company issued 165,000 shares of common stock in exchange for services rendered and amounts due to various vendors and 550,000 shares of common stock to two ex-employees per conditions of their employment agreements and other matters. We recorded additional compensation expense of approximately $82,000 associated with these grants.

      During the year ended December 31, 2000, the Predecessor Company issued an aggregate of 365,366 shares of its common stock to third parties for cash aggregating $548,048 in private sale transactions. The shares were sold at $1.50 per share. The Company issued 576,790 on various dates in satisfaction of services performed for $246,393. The Company also issued to the senior bridge notes 1,692,172 shares of common stock. The value of these shares of $6,104,000 was amortized into interest expense over the life of the notes.

(10) Stock Options and Warrants

      In accordance with the Plan of Reorganization, the Company granted options to purchase up to 2 million shares of New Common Stock to key employees and management. Such options vested on the confirmation date (November 6, 2001) with an exercise price equal to the price of the common stock at that date and have a ten year life.

      In accordance with the Plan of Reorganization, the Company agreed to issue warrants to purchase 1 million shares of common stock to certain unsecured creditors pro rata in accordance with the amount of their allowed claims. The Warrants give the holders thereof the right to purchase, at any time for a period of seven years from the date of issuance (i.e., the effective date of the Plan), one share of the New Common Stock at a price of Twenty Cents ($0.20) per share. The Warrants also contain a "Cashless Exercise" provision which provide that in the event the stock has traded at an average price in excess of $2.00 per share for at least 30 days preceding an exercise of any warrants, the holders thereof may elect to exercise the Warrants in whole or in part and instruct the Company to withhold from the securities issuable upon exercise, a number of securities, valued at the current fair market value on the date of exercise, as the payment of the exercise price.

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

Fair Value Disclosures

      The Company uses the intrinsic value method in accounting for its employee stock-based compensation plans. Had compensation cost been determined in accordance with SFAS No. 123 for all of the Company's employee stock-based compensation plans, net loss and net loss per share would have been changed to the amounts indicated below (in thousands, except per share data):

                                                          TWO MONTHS      TEN MONTHS
                                                            ENDED            ENDED         YEAR ENDED
                                                           DEC. 31          OCT. 31         DEC. 31
                                                             2001             2001            2000
                                                             ----             ----            ----
                Net loss
                As reported                               $     (202)     $   (5,156)     $  (24,135)
                Pro forma                                       (202)         (5,161)        (24,285)
                Basic and diluted net loss per share:
                As reported                               $    (0.01)     $    (0.38)     $    (2.04)
                Pro forma                                      (0.01)          (0.38)          (2.06)

      The fair value of each stock option and warrant is estimated on the date of grant using the Black-Scholes option pricing model with no expected dividends, expected lives of the contractual term (generally 10 years), risk-free interest rates of 4.2-6.5% and volatility of 260%.

A summary of the Company's option activity for the years ended December 31, 2001 and 2000 are as follows:

                                                                 DECEMBER 31,
                                                                 ------------
                                                      2001                      2000
                                                      ----                      ----
                                                          WEIGHTED                     WEIGHTED
                                                           AVERAGE                     AVERAGE
                                              SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE
                                              ------    --------------    ------    --------------
      Outstanding at beginning of year       3,932,000     $    0.75       423,000     $    1.87
      Granted                                4,050,000          0.07     6,014,500          1.10
      Forfeited/Cancelled                    4,932,000          0.63     2,505,500          1.77
      Exercised                              3,050,000          0.03             0             0
                                             ---------     ---------     ---------     ---------
      Outstanding at the end of the year             0             0     3,932,000     $    0.75
                                             =========     =========     =========     =========


      Exercisable at the end of the year             0             0     1,785,000     $    0.75
                                             =========     =========     =========     =========


The weighted average fair value of options granted during the years ended December 31, 2001 and 2000 was $0.01 and $0.77, respectively.

As of December 31, 2001, there were no outstanding options.

  A summary of the Company's warrant activity for the years ended December 31, 2001 and 2000 are as follows:

                                                                      DECEMBER 31,
                                                                      ------------
                                                        2001                        2000
                                                        ----                        ----
                                                            WEIGHTED                        WEIGHTED
                                                             AVERAGE                        AVERAGE
                                              SHARES      EXERCISE PRICE     SHARES      EXERCISE PRICE
                                              ------      --------------     ------      --------------
      Outstanding at beginning of year          798,070     $     2.14      2,044,732      $     1.84
      Granted                                 1,000,000           0.20        184,738            3.55
      Forfeited                                 798,070           2.14              0               0
      Exercised                                       0              0     (1,269,500)           1.66
                                              ---------     ----------     ----------      ----------
      Outstanding at the end of the year      1,000,000           0.20        798,070      $     2.14
                                              ---------     ----------     ----------      ----------

      Exercisable at the end of the year      1,000,000           0.20        798,070      $     2.14
                                              ---------     ----------     ----------      ----------

The weighted average fair value of warrants granted during the years ended December 31, 2001 and 2000 were $0.01 and $1.68, respectively.

(11) Commitments and Contingencies

Leases

      The Company has entered into an operating leases extending through 2008. Future minimum lease payments as of December 31, 2001 are as follows:

                             YEAR ENDING DECEMBER 31,
                             ------------------------

                             2002                                                  236,400
                             2003                                                  236,400
                             2004                                                  236,400
                             2005                                                  236,400
                             2006                                                  236,400
                             2007                                                  236,400
                             2008                                                  197,000
                                                                               -----------
                             Total minimum lease payments                      $ 1,615,400
                                                                               ===========

      The Company's rent expense was $28,000, $196,000 and $529,000 for the two months ended December 31, 2001, ten months ended October 31, 2001 and the year ended December 31, 2000 respectively.

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

      As part of the bankruptcy filing, all executory contracts and unexpired leases, which were not previously assumed or rejected by the Company or otherwise not specifically assumed as part of the Plan of Reorganization, were deemed rejected. Certain contract providers continued to provide services to the Company, even though such contract was deemed terminated, and have requested payments due for services rendered to the Company of approximately $250,000. The Company has not recorded such liabilities in its financial statements and expects to aggressively defend itself against such payments requested.

(12) Related-party transactions.

      At May 10, 2001 the date of the Company's bankruptcy filing, eNucleus recorded amounts due to John C. Paulsen, our President and CEO, of $772,000, including $502,000 for cash loans made to eNucleus and $270,000 for deferred compensation and unreimbursed expenses. During the year 2000, Mr. Paulsen loaned additional monies and received cash repayments of loans and other monies, which included the repurchase of 264,078 shares of common stock for $1.50 per share. The repurchase of shares of common stock was approved by the Board of Directors as a method of reimbursement for unpaid salary, expenses and monies loaned to the Company which had been previously written off.

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

      In August, 2000, eNucleus entered into a demand loan facility with Sunami Ventures, LLC ("Sunami") (a Corporation managed and controlled by Mr. Henry Paulsen). The facility provides for borrowings of up to $750,000, bears interest at the rate of twelve percent and was payable no later than August, 2001. As of May 10, 2001, eNucleus had borrowed $731,000 from Sunami under this facility.

      As part of our Plan of Reorganization, we entered into a borrowing facility with Sunami Ventures, LLC ("Sunami") for $1.5 million, of which $1.0 million of this facility is designated for the purpose of financing equipment on behalf of customers. Sunami shall receive on account of the borrowings, five shares of New Common Stock for every dollar loaned and a Senior Secured Note for the amount of the borrowings. As of December 31, 2001, eNucleus has received approximately $321,000 under this facility the proceeds of which have been used to satisfy certain petitions resulting from the bankruptcy and post-petition operating requirements. Pursuant to the Sunami financing agreement, in December, 2001, we entered into a three-year $545,000 secured demand loan agreement with Capital Equity Group. The note agreement is secured by certain our assets, guaranteed by Mr. Paulsen and bears interest at the rate of 16%. As of December 31, 2001, eNucleus has received approximately $62,000 under this facility.

      In December, 2001, eNucleus entered into a lease agreement with Sunami for approximately 5,000 sq ft. in Roswell, Georgia serving as our branch office and data center/operating facility in Atlanta, Georgia. The lease provides for monthly payments of approximately $20,000 and expires in 2008.

(13) Income Taxes

      As of December 31, 2000, the Company had generated net operating loss carryforwards of approximately $32 million. The Company recorded a valuation allowance for the full benefit of the loss carryforward. During 2001 the Company filed for bankruptcy protection. As a result of the approved Plan of Reorganization, there will be a substantial change in ownership resulting from the creditors conversion into common stock and other matters. Federal and state tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a shift in the ownership of the Company, which constitutes an "ownership change" as defined by Internal Revenue Code,
Section 382. However, there are certain exceptions related to bankruptcy. Management has not yet determine the impact of the bankruptcy on its loss carryforwards, however any amounts that would arise would be fully reserved through a valuation allowance.

(14) Segment Information

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

(15) VALUATION AND QUALIFYING ACCOUNTS

                                                  Balance at   Charges to      Increase                    Balance
                                                  Beginning    Operating        Due to        Accounts      at End
                                                  of Period     Expenses     Discontinued    Written-off  of Period
                                                  ---------     --------     ------------    -----------  ---------
                                                                            (in thousands)
      Accounts receivable allowance activity for  $     0        $     4        $     0        $     0       $     4
      the two months ending December 31, 2001
      Accounts receivable allowance activity for  $     0        $    22        $     0        $   (22)      $     0
      the ten months ending October 31, 2001
      Accounts receivable allowance activity for  $     0        $     0        $    45        $   (97)      $     0
      the year ending December 31, 1999

EXHIBIT INDEX

Exhibit No.       Description

2.1 Plan of Reorganization of eNucleus, Inc, and Confirmation Order by the U.S. Bankruptcy Court for the Northern District of Illinois dated November 8, 2001 (Incorporated by reference to the Company's
             2000 Form 10-KSB filed on March 21, 2002)

23.1         Consent of Bujan & Associates, Ltd.

27.1         Financial Data Schedule
