Form 10QSB
period 2002-03-31
ENUCLEUS INC
filed 2002-05-15
CIK 761034

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the Transition period from            to
                                            ----------    ----------

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

     As of April 19, 2002 the number of shares that are estimated to be outstanding under the issuance of new common stock is approximately 20,000,000 shares.

     Transitional Small Business Disclosure Format (check one) Yes      No  X
                                                                  -----   -----


-------------------------------------------------------------------------------
                                                                         Page 1

PART I
                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated (Unaudited) Balance Sheets as of March 31,
               2002 and December 31, 2001.
          Condensed Consolidated (Unaudited) Statements of Operations for the
               three months ended March 31, 2002 and 2001 (Predecessor Company). Condensed Consolidated (Unaudited) Statements of Cash Flows for the
               three months ended March 31, 2002 and 2001 (Predecessor Company). Notes to Condensed Consolidated (Unaudited) Financial Statements.


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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

FORM 10-QSB SIGNATURE PAGE



-------------------------------------------------------------------------------
                                                                         Page 2

PART I
                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS
                                 eNUCLEUS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                    MARCH 31,        DEC. 31,
                                                      2002             2001
                                                   -----------     -----------
ASSETS
Current assets:
  Cash..........................................   $       791     $       808
  Accounts receivable, net......................        15,079          13,339
  Other current assets..........................        38,815          51,348
                                                   -----------     -----------
    Total current assets........................        54,685          65,495
                                                   -----------     -----------

  Property and equipment, net...................     1,756,751       1,850,597
  Goodwill  ....................................    15,202,356      15,202,356
  Other assets........................ .........       100,000         100,000
                                                   -----------     -----------
    Total assets................................   $17,113,792     $17,218,448
                                                   ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.................................   $   568,018     $   633,431
  Accounts payable..............................       300,594         188,405
  Accrued expenses..............................       624,879         639,201
                                                   -----------     -----------
    Total current liabilities...................     1,493,491       1,461,037
                                                   -----------     -----------

  Long-term liabilities.........................     1,433,928       1,272,069
                                                   -----------     -----------
    Total liabilities...........................     2,927,419       2,733,106
                                                   -----------     -----------

Stockholders' equity:

  New common equity - issuable..................    14,687,736      14,687,736
  Accumulated deficit...........................      (501,363)       (202,394)
                                                   -----------     -----------
    Total stockholders' equity..................    14,186,373      14,485,342
                                                   -----------     -----------

  Total liabilities and stockholders' equity       $17,113,792     $17,218,448
                                                   ===========     ===========



       See accompanying notes to condensed unaudited financial statements.


-------------------------------------------------------------------------------
                                                                         Page 3
                                 eNUCLEUS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   REORGANIZED     PREDECESSOR
                                                     COMPANY         COMPANY
                                                  THREE MONTHS    THREE MONTHS
                                                     ENDED           ENDED
                                                 March 31, 2002  March 31, 2001
                                                 --------------  --------------

Revenue  .......................................   $    33,318     $   178,936
Cost of revenue.................................        18,325         105,931
                                                   -----------     -----------
  Gross profit..................................        14,993          73,005

Operating expenses..............................       167,594         532,095
Bankruptcy related expenses. ...................        38,376              --
Depreciation and amortization expense...........        93,846         147,368
                                                   -----------     -----------
  Operating loss................................      (284,823)       (606,458)

Interest and other income (expenses), net.......       (14,146)       (371,690)
Income tax expense..............................            --              --
                                                   -----------     -----------
Net income (loss)...............................   $  (298,969)    $  (978,148)
                                                   ===========     ===========



Basic and diluted net loss per common
  share.........................................   $     (0.01)    $     (0.07)
                                                   ===========     ===========
Weighted average shares outstanding -
  basic and diluted.............................    20,009,898      13,238,321
                                                   ===========     ===========



       See accompanying notes to condensed unaudited financial statements.



-------------------------------------------------------------------------------
                                                                         Page 4
                                 eNUCLEUS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                     REORGANIZED COMPANY    PREDECESSOR COMPANY
                                      THREE MONTHS ENDED     THREE MONTHS ENDED
                                        MARCH 31, 2002          MARCH 31, 2001
                                      ------------------     ------------------

Cash Flows from operating activities:
  Net loss...........................    $  (298,969)            $  (978,148)
Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
  Depreciation and amortization......         93,846                 147,368
  Compensation expense related to
    issuance of equity security......             --                 107,450
  Changes in operating assets
    and liabilities..................        108,660                 189,473
                                         -----------             -----------
  Net cash used in continuing
    operations.......................        (96,463)               (533,857)
  Net cash used in discontinued
    operations.......................             --                  36,306
  Net cash used in operating
    activities.......................       ( 96,463)               (497,551)
                                         -----------             -----------
Cash flows from investing activities:
  Capital expenditures...............             --                 (47,081)
                                         -----------             -----------
    Net cash used for investing
      activities..................                --                 (47,081)
                                         -----------             -----------

Cash flows from financing activities:
  Proceeds from notes payable........         96,446                 455,110
  Proceeds from issuance of related
    party payables...................             --                  88,593
                                         -----------             -----------
    Net cash provided by financing
      activities.....................         96,446                 543,703
                                         -----------             -----------

  Increase (decrease) in cash........            (17)                   (929)
  Cash, beginning of period..........            808                   1,452
                                         -----------             -----------
  Cash, end of period................    $       791             $       523
                                         ===========             ===========




       See accompanying notes to condensed unaudited financial statements.


-------------------------------------------------------------------------------
                                                                         Page 5
                                 eNUCLEUS, INC.
        NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS
                                 March 31, 2002

INTRODUCTION: SIGNIFICANT EVENTS

         On November 6, 2001, the Company's Plan of Reorganization was confirmed thereby enabling the Company to successfully emerge from its restructuring under Chapter 11 of the U.S. Bankruptcy Code. The Company's operations immediately following confirmation and throughout the date of this filing, have been substantially limited to securing the financing needed to enable the Company to complete its restructuring, completing its required filings with the Securities and Exchange Commission and fulfilling its obligations pursuant to the Plan of Reorganization.

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

         As a result of the confirmation of the Company's Plan of Reorganization on November 6, 2001, we adopted fresh-start reporting as required by Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). Under fresh-start reporting, the Company's assets and liabilities were adjusted to fair values and a reorganization value for the entity was determined by the Company based upon the estimated fair value of the enterprise before considering values allocated to debt to be settled in the reorganization. The portion of the reorganization value which could not be attributed to specific tangible or identified intangible assets for the Reorganized Company is referred to as reorganization value in excess of amounts allocable to identifiable assets and is reported as "Goodwill" in the financial statements. Fresh-start reporting resulted in the creation of a new reporting entity for accounting purposes (the "Company" or the "Reorganized Company") with no accumulated deficit as of November 1, 2001. As a result of adopting SFAS No. 142, the goodwill recognized in fresh-start reporting will not be amortized, but will be reviewed annually for impairment. We have determined that the goodwill is not impaired as of March 31, 2002, however future impairment of the recorded goodwill may result if actual results of operations or changes in economic or industry conditions differ significantly from assumptions used to derive the reorganization value.

     Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. These financial statements should be read in conjunction with our audited consolidated financial statements and footnotes for the year ended December 31, 2001 that are included in our annual report on Form 10-KSB.



-------------------------------------------------------------------------------
                                                                         Page 6

NOTE 3.  FINANCIAL RESULTS AND LIQUIDITY

         On November 6, 2001, the Company's Plan of Reorganization was confirmed thereby enabling the Company to successfully emerge from its Chapter 11 reorganization. Although the Plan resulted in a substantial reduction in debt through conversion to equity, further improvements in our liquidity position will be subject to the success of initiatives we are undertaking to increase sales, reduce operating expenses and the effects on our liquidity of market conditions in the industry. Our uses of capital are expected to include working capital for operating expenses and satisfaction of current liabilities, capital expenditures and payments on outstanding debt facilities.

         As shown in our results of operations, we incurred a net loss of $300,000 during the three month period ending March 31, 2002. During such period in 2002, net cash used in operating activities totaled $96,000 and was funded from financing activities under the post petition financing arrangements.

         As part of our Plan of Reorganization, we entered into a borrowing facility with Sunami Ventures, LLC ("Sunami") (a related party) for $1.5 million, of which $1.0 million of this facility is designated for the purpose of financing equipment on behalf of customers. Sunami shall receive on account of the borrowings, five shares of New Common Stock for every dollar loaned and a Senior Secured Note for the amount of the borrowings. As of March 31, 2002, eNucleus has received approximately $309,000 under this facility, the proceeds of which have been used to satisfy certain petitions resulting from the bankruptcy and post-petition operating requirements. Pursuant to the Sunami financing agreement, in December, 2001, we entered into a three-year $545,000 secured demand loan agreement with Capital Equity Group. The note agreement is secured by certain of our assets, guaranteed by John Paulsen, our CEO and bears interest at the rate of 16%. As of March 31, 2002, eNucleus has received approximately $224,000 under this facility.

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


NOTE 4.  FRESH-START REPORTING

         In accordance with the provisions of Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"), the Company adopted fresh-start reporting upon confirmation of the Company's Plan of Reorganization. The Company adopted fresh-start reporting because, as a result of implementation of the Plan, holders of the Company's existing common stock immediately before filing and confirmation of the Plan retained less than 50% of the common stock of the emerging entity and the Company's reorganization value at emergence was less than its post-petition liabilities and allowed claims. Under


-------------------------------------------------------------------------------
                                                                         Page 7
fresh-start reporting, the Company's assets and liabilities were adjusted to fair values and a reorganization value for the entity was determined by the Company based upon the estimated fair value of the enterprise before considering values allocated to debt to be settled in the reorganization. The portion of the reorganization value which could not be attributed to specific tangible or identified intangible assets for the Reorganized Company is referred to as reorganization value in excess of amounts allocable to identifiable assets and is reported as "Goodwill" in the financial statements. The adjustment of assets and liabilities to fair values is included in net reorganization expense in the financial statements.

         Fresh-start reporting resulted in the creation of a new reporting entity (the "Company" or the "Reorganized Company") with no accumulated deficit as of November 1, 2001. The goodwill recognized in fresh-start reporting will not be amortized, but will be reviewed annually for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No.142, "Goodwill and Other Intangible Assets." The Company determined that the goodwill is not impaired as of March 31, 2002, however future impairment of the recorded goodwill may result if actual results of operations or changes in economic or industry conditions differ significantly from assumptions used to derive the reorganization value.

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



-------------------------------------------------------------------------------
                                                                         Page 8

         The effect of the Plan and the implementation of Fresh-Start Reporting on the Company's balance sheet as of October 31, 2001 was as follows:


                                        PREDECESSOR    REORGANIZATION   FRESH-START        REORGANIZED
                                          COMPANY          PLAN         ADJUSTMENTS          COMPANY
                                         OCT. 31,       ADJUSTMENTS                       OCT. 31, 2001
                                            2001
ASSETS:

Cash                                          2,437                -               -              2,437
Accounts receivable                          32,715                -               -             32,715
Other current assets                         42,063                -               -             42,063
                                    -------------------------------------------------------------------
  Total current assets                       77,215                -               -             77,215
                                    -------------------------------------------------------------------

Property and equipment, net               1,169,308                -         743,853  (a)     1,913,161
Other Assets                                100,000                -               -            100,000
Goodwill                                          -                -      15,202,356  (b)    15,202,356
                                    -------------------------------------------------------------------
  Total assets                            1,346,523                       15,946,209         17,292,732
                                    ===================================================================

LIABILITIES & STOCKHOLDERS' EQUITY:

Notes payable                               608,630                -               -            608,630
Accounts payable                             95,842           82,773               -  (c)       178,615
Accrued expenses                            606,306                -               -            606,306
                                    -------------------------------------------------------------------
  Total current liabilities               1,310,778           82,773               -          1,393,551
                                    -------------------------------------------------------------------

Long term liabilities                             -        1,211,445               -  (d)     1,211,445
                                    -------------------------------------------------------------------
  Total liabilities                       1,310,778        1,294,218               -          2,604,996
                                    -------------------------------------------------------------------

                                    -------------------------------------------------------------------
Liabilities subject to compromise
                                         16,440,605      (16,440,605)              -  (e)             -
                                    -------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
Common stock                                 13,620         (13,620)               -  (f)             -
Additional paid-in capital               22,586,950     (22,586,950)               -  (f)             -
Stock warrants                              727,349                -        (727,349) (f)             -
Treasury stock                             (651,838)               -         651,838  (f)             -
New common equity - issuable                      -       37,746,957     (23,059,221) (f)    14,687,736
Accumulated deficit                     (39,080,941)               -      39,080,941  (f)             -

                                    -------------------------------------------------------------------
Total stockholders' equity
(deficit)                               (16,404,860)      15,146,387      15,946,209         14,687,736
                                    -------------------------------------------------------------------
Total liabilities and
stockholders' equity                    $ 1,346,523    $           -    $ 15,946,209       $ 17,292,732
                                    ===================================================================

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

-------------------------------------------------------------------------------
                                                                         Page 9

NOTE 5.  FINANCING ARRANGEMENTS

As of March 31, 2002 the Company's debt outstanding included the following:

               Reorganized Company--
                   Senior Secured Notes Payable                        533,222
                   Bank Note Payable                                   496,698
                   Junior Secured Note Payable                         500,000
                   Tax Claim Notes Payable                             330,075
                   Duke-Weeks Note Payable                             141,951
                                                                    ----------
                                                                     2,001,946
               Less current maturities                                (568,018)
                                                                    ----------
                                                                     1,433,928
                                                                    ==========



         As part of our Plan of Reorganization, we entered into a borrowing facility with Sunami Ventures, LLC ("Sunami") (a related party) for $1.5 million, of which $1.0 million of this facility is designated for the purpose of financing equipment on behalf of customers. Sunami shall receive on account of the borrowings, five shares of New Common Stock for every dollar loaned and a Senior Secured Note for the amount of the borrowings. As of March 31, 2002, eNucleus has received approximately $309,000 under this facility the proceeds of which have been used to satisfy certain petitions resulting from the bankruptcy and post-petition operating requirements. Pursuant to the Sunami financing agreement, in December, 2001, we entered into a three-year $545,000 secured demand loan agreement with Capital Equity Group. The note agreement is secured by certain our assets, guaranteed by John Paulsen and bears interest at the rate of 16%. As of March 31, 2002, eNucleus has received approximately $224,000 under this facility.

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

         Holders of allowed tax claims, including the Internal Revenue Service and certain state revenue agencies, received in full satisfaction, settlement of and in exchange for its tax claim, a six year 6.5% promissory note in an amount equal to the principal amount of its tax claims, payments of principal and interest due monthly. We issued notes totaling approximately $330,000 for allowed tax claims.

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

NOTE 6.  STOCKHOLDERS' EQUITY

         In accordance with the Plan, all outstanding shares of old common stock and warrants/options to purchase old common stock were cancelled. As of March 31, 2002, the Company has not yet distributed shares of New Common Stock and therefore have reported the entire value of common stock as "New Common Equity-Issuable". The Company's common stock will now be traded under the symbol ENCU. Under the



-------------------------------------------------------------------------------
                                                                        Page 10

Plan, approximately 7.4 million shares of common stock will be issued in exchange for unsecured creditor debt and existing common stock outstanding. Additionally, there are approximately 14 million shares issuable pursuant to the Plan of Reorganization.


NOTE 7.  RELATED-PARTY TRANSACTIONS

         At May 10, 2001, the date of the Company's bankruptcy filing, eNucleus recorded amounts due to John C. Paulsen, the President and CEO, of $772,000, including $502,000 for cash loans made to eNucleus and $270,000 for deferred compensation and unreimbursed expenses. Pursuant to the Plan of Reorganization, these amounts owed have been converted to equity.

         In August, 2000, eNucleus entered into a demand loan facility with Sunami Ventures, LLC ("Sunami") (a Corporation managed and controlled by Mr. Henry Paulsen). The facility provides for borrowings of up to $750,000, bears interest at the rate of twelve percent and was payable no later than August, 2001. As of May 10, 2001, eNucleus had borrowed $731,000 from Sunami under this facility. Pursuant to the Plan of Reorganization, these amounts owed have been converted to equity.

         As part of our Plan of Reorganization, we entered into a borrowing facility with Sunami Ventures, LLC ("Sunami") (a related party) for $1.5 million, of which $1.0 million of this facility is designated for the purpose of financing equipment on behalf of customers. Sunami shall receive on account of the borrowings, five shares of New Common Stock for every dollar loaned and a Senior Secured Note for the amount of the borrowings. As of March 31, 2002, eNucleus has received approximately $309,000 under this facility the proceeds of which have been used to satisfy certain petitions resulting from the bankruptcy and post-petition operating requirements. Pursuant to the Sunami financing agreement, in December, 2001, we entered into a three-year $545,000 secured demand loan agreement with Capital Equity Group. The note agreement is secured by certain our assets, guaranteed by John Paulsen and bears interest at the rate of 16%. As of March 31, 2002, eNucleus has received approximately $224,000 under this facility.

         In October, 2001, eNucleus entered into a lease agreement with Sunami for approximately 5,000 sq ft. in Roswell, Georgia serving as our branch office and data center/operating facility in Atlanta, Georgia. The lease provides for monthly payments of approximately $20,000 and expires in 2008.


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

         This Form 10-QSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933 that involve numerous risks and uncertainties. Forward-looking statements can be identified by the use of forward-looking terminology such as "estimates," "projects," "anticipates," "expects," "intends," "believes," or comparable terminology or by discussions of strategy that involve risks and uncertainties. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Actual results could differ from such forward-looking statements. We undertake no obligation to revise forward-looking statements. Readers are encouraged to review and consider carefully the various disclosures made by us in this report and our other reports filed with the Securities and Exchange Commission, including our Form 10-KSB for the year ended December 31, 2001. Such risks and uncertainties


-------------------------------------------------------------------------------
                                                                        Page 11
include our ability to raise the funds necessary to finance our operations, general effects of our restructuring and emergence from Chapter 11 reorganization, our ability to successfully execute on our business plan, competitive factors and attracting new customers.

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


         On May 10, 2001, as a result of dramatic changes in the Internet industry and financing markets, delays in reaching accord with our short term note holders and other creditors in restructuring our debts and our inability to cure defaults under our data center lease and the landlord's attempts to seize Company assets, we filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Illinois, Eastern Division. We continued to operate as a debtor-in-possession under the supervision of the Bankruptcy Court. On November 6, 2002, the Company's Plan of Reorganization was confirmed thereby enabling the Company to successfully emerge from its Chapter 11 reorganization. Pursuant to the confirmed Plan of Reorganization, among other things, holders of certain allowed claims will receive 1 share of common stock for every $3.00 of debt. Also pursuant to the Plan, the Company's common stock has undergone a 1 for 6 reverse stock split resulting in current stockholders receiving 1 share of new common stock for every 6 shares of old common stock currently owned.

GROWTH STRATEGY

         We are pursuing a strategy to deliver our products and services on a national scale. We expect to complement our internal growth by continuing to evaluate acquisition opportunities whose services can complement our existing services and enable us to offer a more comprehensive range of Internet-based technology solutions to our clients.


RESULTS OF OPERATIONS

         Revenue. For the first quarter 2002, revenues were $33,000 compared to $179,000 in the first quarter 2001. The decrease in revenue was a result of customers electing to cancel out of contracts due to our bankruptcy filing. Our operations immediately following our bankruptcy petition and throughout the date of this filing, have been substantially limited to securing the financing needed to enable the Company to complete its restructuring, completing its required filings with the Securities and Exchange Commission and fulfilling its obligations pursuant to the



-------------------------------------------------------------------------------
                                                                        Page 12

Plan of Reorganization. We have begun an aggressive strategy to increase our revenues and operations.

         Cost of revenue. For the first quarter 2002, cost of revenue was $18,000 in 2002 and $106,000 in 2001 or 55% compared to 59% of revenue. Cost of revenues includes the costs associated with providing such services including data center colocation space rental, communication charges, engineering salaries and other related expenses.

         Operating expenses. For the first quarter 2002, operating expenses decreased approximately $326,000 to $206,000 from $532,000 in the first quarter 2001. Included in operating expenses for 2002 is approximately $38,000 related to professional fees and courts costs associated with the bankruptcy. As part of our business restructuring late 2001 and early 2002, the Company has substantially downsized and reduced personnel, salaries and other operating expenses. During the first quarter 2001, the company had undertaken a significant growth stage incurring substantial expenses to build our infrastructure and administrative, including sales and marketing, back office support and the cost of key executive management to support the development and growth of the business.

         Depreciation and amortization expense. Depreciation and amortization expense decrease $53,000 to $94,000 in the first quarter 2002 as compared to $147,000 in the first quarter 2001. The decrease was primarily a result of the reduction of amortization expense from goodwill resulting from our previous acquisitions, which was written off as a result of our bankruptcy. The goodwill as of March 31, 2002 was created as a result of our reorganization and under the new accounting principals is not amortized, but rather evaluated periodically for impairment.

         Interest and other expenses. Interest and other expenses decreased $358,000 to $14,000 in the first quarter 2002. Interest and other expense in 2001 was primarily related to fees incurred resulting from prepetition financing agreements that were stayed as a result of our bankruptcy filing.

         Net loss. Our net loss decreased $679,000 to $299,000 in the first quarter 2002 compared to a loss of $978,000 in the first quarter 2001. As discussed above, this decrease in loss is attributable to the Company's efforts in downsizing and cost-containment as part of our restructuring late 2001 and early 2002.

LIQUIDITY AND CAPITAL RESOURCES

         On November 6, 2001, the Company's Plan of Reorganization was confirmed thereby enabling the Company to successfully emerge from its Chapter 11 reorganization. Although the Plan resulted in a substantial reduction in debt through conversion to equity, further improvements in our liquidity position will be subject to the success of initiatives we are undertaking to increase sales, reduce operating expenses and the effects on our liquidity of market conditions in the industry. Our uses of capital are expected to include working capital for operating expenses and satisfaction of current liabilities, capital expenditures and payments on outstanding debt facilities.

         As shown in our results of operations, we incurred a net loss of $300,000 during the three month period ending March 31, 2002. During such period in 2002, net cash used in operating activities totaled $96,000 and was funded from financing activities under the post petition financing arrangements.

         As part of our Plan of Reorganization, we entered into a borrowing facility with Sunami Ventures, LLC ("Sunami") (a related party) for $1.5 million, of which $1.0 million of this facility is designated for the purpose of financing equipment on behalf of customers. Sunami shall receive on account of the borrowings, five shares of New Common Stock for every dollar loaned and a Senior Secured Note for the amount of the borrowings. As of March 31, 2002, eNucleus has received approximately


-------------------------------------------------------------------------------
                                                                        Page 13

$309,000 under this facility the proceeds of which have been used to satisfy certain petitions resulting from the bankruptcy and post-petition operating requirements. Pursuant to the Sunami financing agreement, in December, 2001, we entered into a three-year $545,000 secured demand loan agreement with Capital Equity Group. The note agreement is secured by certain our assets, guaranteed by John Paulsen and bears interest at the rate of 16%. As of March 31, 2002, eNucleus has received approximately $224,000 under this facility.

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



QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to changes in interest rates as a result of significant financing through its issuance of variable-rate and fixed-rate debt. Reference is made to the quantitative disclosures about market risk as of December 31, 2001 included under Item 7 of our most recent Annual Report on Form 10-KSB.

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On November 6, 2001 (the "Confirmation Date") the Company's Plan of Reorganization was confirmed by the Bankruptcy Court. As part of the distribution


-------------------------------------------------------------------------------
                                                                        Page 14
of the New Common Stock under the Plan of Reorganization, shareholders shall tender their Old Common Stock to the Reorganized Company designated Stock Transfer Agent no later than October 15, 2002, in accordance with written instructions to be provided to such holders. Those shareholders who do not submit their certificates for exchange prior to October 15, 2002 shall have its claim or interest and its distribution pursuant to the Plan of Reorganization on account of such Old Common Stock discharged and shall be forever barred from asserting any such claim or interest against the Reorganized Company or their respective property.

         As of March 31, 2002, the Company has not yet distributed shares of New Common Stock and therefore have reported the entire value of common stock as "New Common Equity-Issuable". The Company's common stock will now be traded under the symbol ENCU. Under the Plan, approximately 7.4 million shares of common stock will be issued in exchange for unsecured creditor debt and existing common stock outstanding. Additionally, there are approximately 14 million shares issuable pursuant to the Plan of Reorganization.






ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

       NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       NONE

ITEM 5.  OTHER INFORMATION

       NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (A) Exhibits.

           NONE


       (B) Reports on Form 8-K.

           NONE







                                    SIGNATURE

         In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                  eNUCLEUS, INC.

Date:    April 22, 2002                       /s/ JOHN C. PAULSEN
                                              --------------------------------
                                                  John C. Paulsen,
                                                  Chief Executive Officer
                                                  (principal executive
                                                  and financial officer)




-------------------------------------------------------------------------------
                                                                        Page 15