Form 10KSB/A
period 2001-12-31
ENUCLEUS INC
filed 2002-07-10
CIK 761034

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-KSB/A

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

      EFFECTIVE APRIL 10, 2002, THE TRADING SYMBOL WAS CHANGED TO ENCU. AS PART OF THE DISTRIBUTION OF THE NEW COMMON STOCK UNDER THE PLAN OF REORGANIZATION, SHAREHOLDERS SHALL HAVE BEEN INSTRUCTURED TO TENDER THEIR OLD COMMON STOCK TO THE REORGANIZED COMPANY'S DESIGNATED STOCK TRANSFER AGENT NO LATER THAN OCTOBER 15, 2002, IN ACCORDANCE WITH WRITTEN INSTRUCTIONS TO BE PROVIDED TO SUCH HOLDERS. ANY SHAREHOLDER WHO DOES NOT SUBMIT ITS CERTIFICATES FOR EXCHANGE PRIOR TO OCTOBER 15, 2002 SHALL HAVE ITS CLAIM OR INTEREST AND ITS DISTRIBUTION PURSUANT TO THE PLAN OF REORGANIZATION ON ACCOUNT OF SUCH OLD COMMON STOCK DISCHARGED AND SHALL BE FOREVER BARRED FROM ASSERTING ANY SUCH CLAIM OR INTEREST AGAINST THE REORGANIZED COMPANY OR THEIR RESPECTIVE PROPERTY.

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


Date:  July 10, 2002                    By:/s/ John C. Paulsen
                                           ---------------------------------
                                        John C. Paulsen
                                        Chief Executive Officer and Chairman

      Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                       TITLE                                            DATE
---------                                       -----                                            ----
/s/ John C. Paulsen                             Chief Executive Officer and Chairman             July 10, 2002
----------------------                          (principal executive and financial officer)
John C. Paulsen

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

      As discussed in Note 16 to the financial statements, the Company has restated the goodwill and equity balances in its previously reported financial statements for 2001 to reflect a revised Reorganization Value of the Company.


Bujan & Associates, Ltd

Palos Heights, Illinois
April 15, 2002 (except with respect to the matter discussed in Note 16, as to which the date is July 9, 2002)
                                 eNUCLEUS, INC.
                           CONSOLIDATED BALANCE SHEETS
                               AS OF DECEMBER 31,

                                                           REORGANIZED
                                                             COMPANY       PREDECESSOR
                                                               2001          COMPANY
                                                             RESTATED          2000
                                                             --------          ----
ASSETS:
Current assets:
Cash                                                       $        808    $      1,452
Accounts receivable                                              13,339          69,866
Other current assets                                             51,348         159,839
                                                           ------------    ------------
Total current assets                                             65,495         231,157
                                                           ------------    ------------

Property and equipment, net                                   1,850,597       1,492,434
Goodwill and other intangibles, net                           4,186,554         782,339
Other assets                                                    100,000              --
                                                           ------------    ------------
Total assets                                               $  6,202,646    $  2,505,930
                                                           ============    ============

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT):
Current liabilities:
Bridge notes payable                                       $         --    $  6,104,000
Line of credit                                                       --         499,444
Notes payable                                                   633,431         321,950
Accounts payable                                                188,405       2,790,093
Related party payables                                               --         675,848
Accrued expenses                                                639,201       1,922,339
Net liabilities of discontinued operations                           --       1,248,681
                                                           ------------    ------------
Total current liabilities                                     1,461,037      13,562,355
                                                           ------------    ------------

Long term liabilities                                         1,272,069              --
                                                           ------------    ------------
Total liabilities                                             2,733,106      13,562,355
                                                           ------------    ------------

                                                           ------------    ------------
Redeemable securities                                                --         237,586
                                                           ------------    ------------

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $0.001 par value, 900,000,000 shares                   --          12,905
authorized, shares issued and outstanding (12,905,432 on
December 31, 2000)
Additional paid-in capital                                           --      22,542,262
New common equity - issuable                                  3,671,934              --
Stock warrants                                                       --         727,349
Treasury stock                                                       --        (651,838)
Accumulated deficit                                            (202,394)    (33,924,689)
                                                           ------------    ------------

Total stockholders' equity (deficit)                          3,469,540     (11,294,011)
                                                           ------------    ------------

Total liabilities and stockholders' equity (deficit)       $  6,202,646    $  2,505,930
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

                                                                               New         Additional
                                                    Common Stock              Common        Paid in         Stock        Treasury
                                                Shares         Amount         Equity        Capital        Warrants        Stock
                                             ------------   ------------   ------------   ------------   ------------  ------------
Balance, December 31, 1999
(Predecessor)                                   9,610,104   $      9,610   $         --   $ 12,250,664   $    377,069  $         --
                                             ============   ============   ============   ============   ============  ============
Common stock and warrants                         365,366            365             --        547,683             --            --
sold for cash
Issuance of common stock for                      661,000            661             --      1,734,464             --            --
acquisitions
Issuance of common stock in
conjunction with debt                           1,692,172          1,692             --      6,102,308        350,280            --
offering
Issuance of common stock for                      576,790            577             --        245,816                           --
services
Compensation value of
warrants and options issued                            --             --             --      1,591,913             --            --
Fair value of assets received                          --             --             --        307,000             --            --
Accretion of Redeemable                                                              --       (237,586)
Common Stock
Repurchase of common stock                             --             --             --             --             --      (651,838)
Net loss                                               --             --             --             --             --            --
                                             ------------   ------------   ------------   ------------   ------------  ------------
Balance, December 31, 2000
(Predecessor)                                  12,905,432         12,905             --     22,542,262        727,349      (651,838)
                                             ============   ============   ============   ============   ============  ============
Issuance of common stock for
services                                          715,000            715             --        106,735             --            --
Accretion of Redeemable
Common Stock                                           --                            --        (62,047)            --            --
Net loss                                               --             --             --             --             --            --
Effect of reorganization and
fresh-start reporting (RESTATED)              (13,620,432)       (13,620)     3,671,934    (22,586,950)      (727,349)      651,838
                                             ------------   ------------   ------------   ------------   ------------  ------------
Balance, October 31, 2001
(Predecessor) (RESTATED)                               --             --      3,671,934             --             --            --
                                             ============   ============   ============   ============   ============  ============
Net loss                                               --             --             --             --             --            --
                                             ------------   ------------   ------------   ------------   ------------  ------------
Balance, December 31, 2000
(Reorganized) (RESTATED)                     $         --   $         --   $  3,671,934   $         --   $         --  $         --
                                             ============   ============   ============   ============   ============  ============

                                              Accumulated
                                                Deficit          Total
                                             ------------   ------------
Balance, December 31, 1999
(Predecessor)                                $ (9,789,892)  $  2,847,451
                                             ============   ============

Common stock and warrants                              --        548,048
sold for cash
Issuance of common stock for                           --      1,735,125
acquisitions
Issuance of common stock in
conjunction with debt                                  --      6,454,280
offering
Issuance of common stock for                           --        246,393
services
Compensation value of
warrants and options issued                            --      1,591,913
Fair value of assets received                          --        307,000
Accretion of Redeemable                                         (237,586)
Common Stock
Repurchase of common stock                             --       (651,838)
Net loss                                      (24,134,797)   (24,134,797)
                                             ------------   ------------
Balance, December 31, 2000
(Predecessor)                                 (33,924,689)   (11,294,011)
                                             ============   ============
Issuance of common stock for
services                                               --        107,450
Accretion of Redeemable
Common Stock                                           --        (62,047)
Net loss                                       (5,156,253)    (5,156,253)
Effect of reorganization and
fresh-start reporting (RESTATED)               39,080,942     20,076,795
                                             ------------   ------------
Balance, October 31, 2001
(Predecessor) (RESTATED)                               --      3,671,934
                                             ============   ============
Net loss                                         (202,394)      (202,394)
                                             ------------   ------------
Balance, December 31, 2000
(Reorganized) (RESTATED)                     $   (202,394)  $  3,469,540
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

      The effect of the Plan and the implementation of Fresh-Start Reporting on the Company's balance sheet as of October 31, 2001 was as follows:

                                                       PREDECESSOR        REORGANIZATION      FRESH-START        REORGANIZED
                                                         COMPANY               PLAN           ADJUSTMENTS          COMPANY
                                                      OCT. 31, 2001         ADJUSTMENTS                         OCT. 31, 2001
ASSETS:

Cash                                                          2,437                  --                --              2,437
Accounts receivable                                          32,715                  --                --             32,715
Other current assets                                         42,063                  --                --             42,063
                                                       ------------        ------------      ------------       ------------
  Total current assets                                       77,215                  --                --             77,215
                                                       ------------        ------------      ------------       ------------

Property and equipment, net                               1,169,308                  --           743,853 (a)      1,913,161
Other Assets                                                100,000                  --                --            100,000
Goodwill (RESTATED                                               --                  --         4,186,554 (b)      4,186,554
                                                       ------------        ------------      ------------       ------------
  Total assets (RESTATED)                                 1,346,523                             4,930,407          6,276,930
                                                       ============        ============      ============       ============

LIABILITIES & STOCKHOLDERS' EQUITY:

Notes payable                                               608,630                  --                --            608,630
Accounts payable                                             95,842              82,773                -- (c)        178,615
Accrued expenses                                            606,306                  --                --            606,306
                                                       ------------        ------------      ------------       ------------
  Total current liabilities                               1,310,778              82,773                --          1,393,551
                                                       ------------        ------------      ------------       ------------

Long term liabilities                                            --           1,211,445                -- (d)      1,211,445
                                                       ------------        ------------      ------------       ------------
  Total liabilities                                       1,310,778           1,294,218                --          2,604,996
                                                       ------------        ------------      ------------       ------------

                                                       ------------        ------------      ------------       ------------
Liabilities subject to compromise                        16,440,605         (16,440,605)               -- (e)             --
                                                       ------------        ------------      ------------       ------------

STOCKHOLDERS' EQUITY:
Common stock                                                 13,620             (13,620)               -- (f)             --
Additional paid-in capital                               22,586,950         (22,586,950)               -- (f)             --
Stock warrants                                              727,349                  --          (727,349)(f)             --
Treasury stock                                             (651,838)                 --           651,838 (f)             --
New common equity - issuable (RESTATED)                          --          37,746,957       (34,075,023)(f)      3,671,934
Accumulated deficit                                     (39,080,941)                 --        39,080,941 (f)             --
                                                       ------------        ------------      ------------       ------------
Total stockholders' equity
(deficit)(RESTATED)                                     (16,404,860)         15,146,387         4,930,407          3,671,934
                                                       ------------        ------------      ------------       ------------
Total liabilities and
stockholders' equity (RESTATED)                        $  1,346,523        $         --      $  4,930,407       $  6,276,930
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
      the year ending December 31, 1999


(16) RESTATEMENT

      The Company concluded, after subsequent analysis, that the previously reported Reorganization Value should be valued at $3.7 million to reflect the value of the entity after the Chapter 11 reorganization. The restatement resulted in a revised value of Goodwill and Other Intangibles from $15.2 million to $4.2 million and a revised value of New Common Stock - Issuable from $14.7 million to $3.7 million. Except for these changes, there was no other impact on the financial statements.

EXHIBIT INDEX

Exhibit No.       Description

2.1 Plan of Reorganization of eNucleus, Inc, and Confirmation Order by the U.S. Bankruptcy Court for the Northern District of Illinois dated November 8, 2001 (Incorporated by reference to the Company's
             2000 Form 10-KSB filed on March 21, 2002)

23.1         Consent of Bujan & Associates, Ltd.

27.1         Financial Data Schedule
