Form 10QSB/A
period 2002-03-31
ENUCLEUS INC
filed 2002-07-10
CIK 761034

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB/A

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

FORM 10-QSB SIGNATURE PAGE



-------------------------------------------------------------------------------
                                                                         Page 2

PART I
                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS
                                 eNUCLEUS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                    MARCH 31,        DEC. 31,
                                                      2002             2001
                                                    RESTATED        RESTATED
                                                   -----------     -----------
ASSETS
Current assets:
  Cash..........................................   $       791     $       808
  Accounts receivable, net......................        15,079          13,339
  Other current assets..........................        38,815          51,348
                                                   -----------     -----------
    Total current assets........................        54,685          65,495
                                                   -----------     -----------

  Property and equipment, net...................     1,756,751       1,850,597
  Goodwill  ....................................     4,186,554       4,186,554
  Other assets........................ .........       100,000         100,000
                                                   -----------     -----------
    Total assets................................   $ 6,097,990     $ 6,202,646
                                                   ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.................................   $   568,018     $   633,431
  Accounts payable..............................       300,594         188,405
  Accrued expenses..............................       624,879         639,201
                                                   -----------     -----------
    Total current liabilities...................     1,493,491       1,461,037
                                                   -----------     -----------

  Long-term liabilities.........................     1,433,928       1,272,069
                                                   -----------     -----------
    Total liabilities...........................     2,927,419       2,733,106
                                                   -----------     -----------

Stockholders' equity:

  New common equity - issuable..................     3,671,934       3,671,934
  Accumulated deficit...........................      (501,363)       (202,394)
                                                   -----------     -----------
    Total stockholders' equity..................     3,170,571       3,469,540
                                                   -----------     -----------

  Total liabilities and stockholders' equity       $ 6,097,990     $ 6,202,646
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



-------------------------------------------------------------------------------
                                                                         Page 8

         The effect of the Plan and the implementation of Fresh-Start Reporting on the Company's balance sheet as of October 31, 2001 was as follows:


                                                          PREDECESSOR    REORGANIZATION   FRESH-START        REORGANIZED
                                                            COMPANY          PLAN         ADJUSTMENTS          COMPANY
                                                           OCT. 31,       ADJUSTMENTS                       OCT. 31, 2001
                                                              2001
ASSETS:

Cash                                                            2,437                -               -              2,437
Accounts receivable                                            32,715                -               -             32,715
Other current assets                                           42,063                -               -             42,063
                                                      -------------------------------------------------------------------
  Total current assets                                         77,215                -               -             77,215
                                                      -------------------------------------------------------------------

Property and equipment, net                                 1,169,308                -         743,853  (a)     1,913,161
Other Assets                                                  100,000                -               -            100,000
Goodwill (RESTATED)                                                 -                -       4,186,554  (b)     4,186,554
                                                      -------------------------------------------------------------------
  Total assets (RESTATED)                                   1,346,523                        4,930,407          6,276,930
                                                      ===================================================================

LIABILITIES & STOCKHOLDERS' EQUITY:

Notes payable                                                 608,630                -               -            608,630
Accounts payable                                               95,842           82,773               -  (c)       178,615
Accrued expenses                                              606,306                -               -            606,306
                                                      -------------------------------------------------------------------
  Total current liabilities                                 1,310,778           82,773               -          1,393,551
                                                      -------------------------------------------------------------------

Long term liabilities                                               -        1,211,445               -  (d)     1,211,445
                                                      -------------------------------------------------------------------
  Total liabilities                                         1,310,778        1,294,218               -          2,604,996
                                                      -------------------------------------------------------------------

                                                      -------------------------------------------------------------------
Liabilities subject to compromise
                                                           16,440,605      (16,440,605)              -  (e)             -
                                                      -------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
Common stock                                                   13,620          (13,620)              -  (f)             -
Additional paid-in capital                                 22,586,950      (22,586,950)              -  (f)             -
Stock warrants                                                727,349                -        (727,349) (f)             -
Treasury stock                                               (651,838)               -         651,838  (f)             -
New common equity - issuable (RESTATED)                             -       37,746,957     (34,075,023) (f)     3,671,934
Accumulated deficit                                       (39,080,941)               -      39,080,941  (f)             -
                                                      -------------------------------------------------------------------
Total stockholders' equity
(deficit)(RESTATED)                                       (16,404,860)      15,146,387       4,930,407          3,671,934
                                                      -------------------------------------------------------------------
Total liabilities and
stockholders' equity (RESTATED)                           $ 1,346,523    $           -    $  4,930,407       $  6,276,930
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


                                                  eNUCLEUS, INC.

Date:    July 10, 2002                        /s/ JOHN C. PAULSEN
                                              --------------------------------
                                                  John C. Paulsen,
                                                  Chief Executive Officer
                                                  (principal executive
                                                  and financial officer)




-------------------------------------------------------------------------------
                                                                        Page 15