Form 10QSB
period 2002-06-30
ENUCLEUS INC
filed 2002-08-14
CIK 761034

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2002

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

     As of August 13, 2002 the number of shares that are estimated to be outstanding under the issuance of new common stock is approximately 20,000,000 shares of which 12.3 million shares have been issued as of June 30, 2002 .

     Transitional Small Business Disclosure Format (check one) Yes    No X
                                                                  ---   ---



--------------------------------------------------------------------------------

 PART I
                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets as of June 30, 2002 (Unaudited)
               and December 31, 2001.
          Condensed Consolidated (Unaudited) Statements of Operations for the six months ended June 30, 2002 and 2001 (Predecessor Company)and for the three months ended June 30, 2002 and 2001 (Predecessor
          Company). Condensed Consolidated (Unaudited) Statements of Cash Flows
               for the six months ended June 30, 2002 and 2001 (Predecessor Company). Notes to Condensed Consolidated (Unaudited) Financial
               Statements.


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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

FORM 10-QSB SIGNATURE PAGE





--------------------------------------------------------------------------------
                                                                          Page 2

PART I
                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS
                                 eNUCLEUS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     JUNE 30,          DEC 31,
                                                       2002             2001
                                                =================================
                                                    (unaudited)      (restated)
ASSETS
Current Assets:
  Cash                                                 1,172              808
  Accounts receivable, net                             3,736           13,339
  Other current assets                                94,070           51,348
                                                 --------------------------------
    Total current assets                              98,978           65,495

Property and equipment, net                        1,662,906        1,850,597
Goodwill                                           4,186,554        4,186,554
Other assets                                         100,000          100,000
                                                 --------------------------------
    Total assets                                   6,048,438        6,202,646
                                                 ================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                   219,168          188,405
  Notes payable                                      669,809          633,431
  Accrued expenses                                   385,154          639,201
                                                 --------------------------------
    Total current liabilities                      1,274,131        1,461,037

Long-term liabilities                              1,373,101        1,272,069
                                                 --------------------------------
    Total liabilities                              2,647,232        2,733,106
                                                 --------------------------------

Stockholders Equity:
  Common stock                                        12,333           -
  Additional paid-in-capital                       1,685,230           -
  New common stock - issuable                      2,413,326        3,671,934
  Accumulated deficit                               (709,683)        (202,394)
                                                 --------------------------------
    Total stockholders equity                      3,401,206        3,469,540

                                                 --------------------------------
    Total liabilities and stockholders equity      6,048,438        6,202,646
                                                 ================================






       See accompanying notes to condensed unaudited financial statements.


--------------------------------------------------------------------------------
                                                                          Page 3
                                 eNUCLEUS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Reorganized         Predecessor        Reorganized         Predecessor
                                                         Company            Company             Company            Company
                                                      Three Months        Three Months        Six Months          Six Months
                                                          Ended              Ended               Ended            Ended June
                                                      June 30, 2002      June 30, 2001       June 30, 2002         30, 2001

Revenue                                                  $56,783            $139,975            $90,101            $318,911


Operating expenses                                       147,557             334,784            332,726             972,810

Bankruptcy related expenses                               76,084                   -            125,510                   -

Net reorganization expense                                     -           1,892,979                  -           1,892,979

Depreciation and amortization expense                     93,846             147,368            187,692             294,736
                                             -------------------------------------------------------------------------------

Operating loss                                         (260,704)         (2,235,156)          (555,827)         (2,841,614)


Interest and other income (expense)                       62,684           (202,083)             48,538           (573,773)

Income tax expense                                             -                   -                  -                   -
                                             -------------------------------------------------------------------------------

Net loss                                              $(198,020)        $(2,437,239)         $(507,289)        $(3,415,387)
                                             ===============================================================================

 Basic and diluted net loss per common share            $ (0.01)            $ (0.18)           $ (0.03)            $ (0.25)

Weighted average shares outstanding - basic
and diluted                                           20,009,898          13,620,432         20,009,898          13,430,432


       See accompanying notes to condensed unaudited financial statements.


--------------------------------------------------------------------------------
                                                                          Page 4
                                 eNUCLEUS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  REORGANIZED COMPANY     PREDECESSOR COMPANY
                                                                   SIX MONTHS ENDED         SIX MONTHS ENDED
                                                                     JUNE 30, 2002            JUNE 30, 2001
                                                                   ------------------      ------------------
Cash Flows from operating activities:
  Net loss...................................................        $  (507,289)           $  (3,415,387)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Non-cash reorganization expense ...........................                  --               2,824,020
  Non-cash reduction of debt      ...........................             (87,368)                     --
  Depreciation and amortization..............................             187,692                 294,736
  Compensation expense related to issuance of equity
    security.................................................                  --                  82,500
  Changes in operating assets and liabilities................             182,551                 290,018
                                                                     ------------             -----------
  Net cash operating operations .............................            (224,414)                 75,887
                                                                     ------------             -----------
Cash flows from investing activities:
  Capital expenditures.......................................                  --                (65,597)
                                                                     ------------             -----------
    Net cash used for investing activities...................                  --                (65,597)
                                                                     ------------             -----------

Cash flows from financing activities:
  Proceeds from notes payable, net...........................             224,778                  23,033
                                                                     ------------             -----------
    Net cash provided by financing activities................             224,778                  23,033
                                                                     ------------             -----------

  Increase (decrease) in cash................................                 364                  33,323
  Cash, beginning of period..................................                 808                   1,452
                                                                     ------------             -----------
  Cash, end of period........................................        $      1,172             $    34,775
                                                                     ============             ===========

Non-cash activities:
  Issuance of stock in exchange for debt                             $    438,955                      --
                                                                     ============             ===========

       See accompanying notes to condensed unaudited financial statements.



--------------------------------------------------------------------------------
                                                                          Page 5
                                 eNUCLEUS, INC.
        NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS
                                  June 30, 2002

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


NOTE 2.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information, the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain amounts have been reclassified from the previously reported financial statements in order to conform to the financial statement presentation of the current period. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

         As a result of the confirmation of the Company's Plan of Reorganization on November 6, 2001, we adopted fresh-start reporting as required by Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). Under fresh-start reporting, the Company's assets and liabilities were adjusted to fair values and a reorganization value for the entity was determined by the Company based upon the estimated fair value of the enterprise before considering values allocated to debt to be settled in the reorganization. The portion of the reorganization value which could not be attributed to specific tangible or identified intangible assets for the Reorganized Company is referred to as reorganization value in excess of amounts allocable to identifiable assets and is reported as "Goodwill" in the financial statements. Fresh-start reporting resulted in the creation of a new reporting entity for accounting purposes (the "Company" or the "Reorganized Company") with no accumulated deficit as of November 1, 2001. In July 2002, the Company concluded after additional analysis, that the previously reported Reorganization Value should be revalued at $3.7 million to reflect the value of the entity after the Chapter 11 reorganization. As such, the Company restated its financial statements and filed amended December 31, 2001 Form 10-K and March 31, 2002 Form 10-Q. As a result of adopting SFAS No. 142, the goodwill recognized in fresh-start reporting will not be amortized, but will be reviewed annually for impairment. We have determined that the goodwill is not impaired as of June 30, 2002, however future impairment of the recorded goodwill may result if actual results of operations or changes in economic or industry conditions differ significantly from assumptions used to derive the reorganization value.

     Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. These financial statements should be



--------------------------------------------------------------------------------
                                                                          Page 6
read in conjunction with our audited consolidated financial statements and footnotes for the year ended December 31, 2001 that are included in our annual report on Form 10-KSB.

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

         As shown in our results of operations, we incurred a net loss of $507,000 during the six month period ending June 30, 2002. During such period in 2002, net cash used in operating activities totaled $224,000 and was funded from financing activities under the post petition financing arrangements.

         As part of our Plan of Reorganization, we entered into a borrowing facility with Sunami Ventures, LLC ("Sunami") (a related party) for up to $1.5 million. Sunami shall receive on account of the borrowings, five shares of New Common Stock for every dollar loaned and a Senior Secured Note for the amount of the borrowings. As of June 30, 2002, eNucleus has received approximately $400,000 under this facility, the proceeds of which have been used to satisfy certain petitions resulting from the bankruptcy and post-petition operating requirements. Pursuant to the Sunami financing agreement, in December, 2001, we entered into a three-year $545,000 secured demand loan agreement with Capital Equity Group. The note agreement is secured by certain of our assets, guaranteed by John Paulsen, our CEO and bears interest at the rate of 16%. As of June 30, 2002, eNucleus has received approximately $224,000 under this facility. During the second quarter we were notified by Capital Equity Group that they would not be able to satisfy the lending requirements of the facility. The Company is currently pursuing the formal cancellation of the note and security agreement granted as part of the facility facility and is exploring its legal rights and remedies arising from Capital Equity Group's inability to complete the transaction.

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



--------------------------------------------------------------------------------
                                                                          Page 7

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

         Fresh-start reporting resulted in the creation of a new reporting entity (the "Company" or the "Reorganized Company") with no accumulated deficit as of November 1, 2001. The goodwill recognized in fresh-start reporting will not be amortized, but will be reviewed annually for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No.142, "Goodwill and Other Intangible Assets." The Company determined that the goodwill is not impaired as of June 30, 2002, however future impairment of the recorded goodwill may result if actual results of operations or changes in economic or industry conditions differ significantly from assumptions used to derive the reorganization value.

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

         The reorganization value of the Company was based upon the consideration of many factors and various valuation methods, including discounted cash flow analysis using projected financial information, selected publicly traded company market multiples and other applicable ratios and valuation techniques that management believes to be representative of the business and industry. Specifically, the Company considered the conversion price of $16.6 million of creditor debt at $3.00 per share and utilized a net present value cash flow analysis of the Company's three year financial projections using a discount rate of 16%. Based upon their assumptions and other analysis performed, the Company concluded that a Reorganization Value as determined was an appropriate value. In July 2002, the Company concluded after additional analysis, that the previously reported Reorganization Value should be revalued to reflect the value of the entity after the Chapter 11 reorganization. The valuation was based upon a number of estimates and assumptions, which are inherently subject to significant uncertainties and contingencies beyond the Company's control. Accordingly, there can be no assurance that the values reflected in the valuation will be realized, and actual results could vary materially. Moreover, the value of our New Common Stock, as traded on the exchange, may differ materially from the reorganization valuation.




--------------------------------------------------------------------------------
                                                                          Page 8

         The effect of the Plan and the implementation of Fresh-Start Reporting on the Company's balance sheet as of October 31, 2001 was as follows:

                                         PREDECESSOR     REORGANIZATION     FRESH-START          REORGANIZED
                                           COMPANY      PLAN ADJUSTMENTS    ADJUSTMENTS            COMPANY
                                        OCT. 31, 2001                                           OCT. 31, 2001
ASSETS:

Cash                                          2,437                -               -                    2,437
Accounts receivable                          32,715                -               -                   32,715
Other current assets                         42,063                -               -                   42,063
                                    --------------------------------------------------------------------------
  Total current assets                       77,215                -               -                   77,215
                                    --------------------------------------------------------------------------

Property and equipment, net               1,169,308                -         743,853   (a)          1,913,161
Other Assets                                100,000                -               -                  100,000
Goodwill                                          -                -       4,186,554   (b)          4,186,554
                                    --------------------------------------------------------------------------
  Total assets                            1,346,523                        4,930,407                6,276,930
                                    ==========================================================================

LIABILITIES & STOCKHOLDERS' EQUITY:

Notes payable                               608,630                -               -                  608,630
Accounts payable                             95,842           82,773               -   (c)            178,615
Accrued expenses                            606,306                -               -                  606,306
                                    --------------------------------------------------------------------------
  Total current liabilities               1,310,778           82,773               -                1,393,551
                                    --------------------------------------------------------------------------

Long term liabilities                             -        1,211,445               -   (d)          1,211,445
                                    --------------------------------------------------------------------------
  Total liabilities                       1,310,778        1,294,218               -                2,604,996
                                    --------------------------------------------------------------------------
                                    --------------------------------------------------------------------------
Liabilities subject to compromise        16,440,605     (16,440,605)               -   (e)                  -
                                    --------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
Common stock                                 13,620         (13,620)               -   (f)                  -
Additional paid-in capital               22,586,950     (22,586,950)               -   (f)                  -
Stock warrants                              727,349                -       (727,349)   (f)                  -
Treasury stock                            (651,838)                -         651,838   (f)                  -
New common equity - issuable                      -       37,746,957    (34,075,023)   (f)          3,671,934
Accumulated deficit                    (39,080,941)               --      39,080,941   (f)                  -
                                    --------------------------------------------------------------------------
Total stockholders' equity
(deficit)                              (16,404,860)       15,146,387       4,930,407                3,671,934
                                    --------------------------------------------------------------------------
Total liabilities and
stockholders' equity                    $ 1,346,523              $ -     $ 4,930,407              $ 6,276,930
                                    ==========================================================================

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

--------------------------------------------------------------------------------

NOTE 5.   FINANCING ARRANGEMENTS

As of June 30, 2002 the Company's debt outstanding included the following:

         Reorganized Company--
             Senior Secured Notes Payable                661,554
             Bank Note Payable                           496,698
             Junior Secured Note Payable                 500,000
             Tax Claim Notes Payable                     242,707
             Duke-Weeks Note Payable                     141,951
                                                   --------------
                                                       2,042,910
         Less current maturities                       (669,809)
                                                   --------------
                                                       1,373,101
                                                   ==============



         As part of our Plan of Reorganization, we entered into a borrowing facility with Sunami Ventures, LLC ("Sunami") (a related party) for up to $1.5 million. Sunami shall receive on account of the borrowings, five shares of New Common Stock for every dollar loaned and a Senior Secured Note for the amount of the borrowings. As of June 30, 2002, eNucleus has received approximately $400,000 under this facility, the proceeds of which have been used to satisfy certain petitions resulting from the bankruptcy and post-petition operating requirements. Pursuant to the Sunami financing agreement, in December, 2001, we entered into a three-year $545,000 secured demand loan agreement with Capital Equity Group. The note agreement is secured by certain of our assets, guaranteed by John Paulsen, our CEO and bears interest at the rate of 16%. As of June 30, 2002, eNucleus has received approximately $224,000 under this facility. During the second quarter we were notified by Capital Equity Group that they would not be able to satisfy the lending requirements of the facility. The Company is currently pursuing the formal cancellation of the note and security agreement granted as part of the facility facility and is exploring its legal rights and remedies arising from Capital Equity Group's inability to complete the transaction.

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

         Holders of allowed tax claims, including the Internal Revenue Service and certain state revenue agencies, are to receive in full satisfaction, settlement of and in exchange for its tax claim, six year 6.5% promissory notes in an amount equal to the principal amount of its tax claims, payments of principal and interest due monthly.

         Duke Weeks, the Company's previous landlord for its Atlanta operations, is to receive a 3 year note payable in the amount of its total allowed claim. Monthly payments of $1,000 are due with the first payment in each year due of $10,000. The final payment will include the remaining outstanding principal plus accrued interest.

         In accordance with the Plan of Reorganization, certain unsecured claimants elected to invest an additional 10% on a portion of the unsecured claim and received a Junior Secured Note on the portion of the unsecured claim. Such note accrues interest at 12% per annum with principal and interest due in twenty-four months from the date of issuance.

NOTE 6.   STOCKHOLDERS' EQUITY

         In accordance with the Plan, all outstanding shares of old common stock and warrants/options to purchase old common stock were cancelled. As of June 30, 2002,





--------------------------------------------------------------------------------
the Company has issued 12.3 million shares of New Common Stock of the anticipated 20 million shares to be issued pursuant to the Plan of Reorganization.

         During the second quarter 2002, the Company issued 860,000 shares in exchange for approximately $430,000 of post-petition liabilities that agreed to convert to equity. Associated with these conversions are certain clauses that could result into additional shares being issued to the creditors or shares being returned to the Company, based upon the eventual liquidation prices achieved by the shareholders. The Company issued approximately 2.4 million shares to certain employees of the Company whereby the individuals agreed to stay with the Company and provide their best efforts in assisting the Company through the reorganization process. These individuals also agreed to a substantially reduced salary during such period and other certain terms and conditions including a period of non-compete. The Company issued 1 million shares to its landlord as additional inducement of entering into a new lease agreement for the Atlanta facility. Approximately 2 millions shares were issued upon the exercise of option agreements issued in accordance with the Plan of Reorganization. The Company issued 500,000 shares to a market marking organization to sponsor eNucleus on the OTC Bulletin Board. Additionally, the Company has issued approximately 3.1 million shares under the borrowing facility with Sunami (a related party, see below) in accordance with the provisions of the Plan of Reorganization.



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

         As part of our Plan of Reorganization, we entered into a borrowing facility As part of our Plan of Reorganization, we entered into a borrowing facility with Sunami Ventures, LLC ("Sunami") (a related party) for up to $1.5 million. Sunami shall receive on account of the borrowings, five shares of New Common Stock for every dollar loaned and a Senior Secured Note for the amount of the borrowings. As of June 30, 2002, eNucleus has received approximately $400,000 under this facility, the proceeds of which have been used to satisfy certain petitions resulting from the bankruptcy and post-petition operating requirements. Pursuant to the Sunami financing agreement, in December, 2001, we entered into a three-year $545,000 secured demand loan agreement with Capital Equity Group. The note agreement is secured by certain of our assets, guaranteed by John Paulsen, our CEO and bears interest at the rate of 16%. As of June 30, 2002, eNucleus has received approximately $224,000 under this facility. During the second quarter we were notified by Capital Equity Group that they would not be able to satisfy the lending requirements of the facility. The Company is currently pursuing the formal cancellation of the note and security agreement granted as part of the facility facility and is exploring its legal rights and remedies arising from Capital Equity Group's inability to complete the transaction. In accordance with the provisions of the Plan of Reorganization, the Company has issued approximately 3.1 million shares of common stock on account of the borrowings to date.

         In October, 2001, eNucleus entered into a lease agreement with Sunami for approximately 5,000 sq ft. in Roswell, Georgia serving as our branch office and data center/operating facility in Atlanta, Georgia. The lease provides for monthly payments of approximately $24,000 and expires in 2008. In conjunction with entering into this lease, eNucleus provide Sunami with a $100,000 security deposit which was funded under the borrowing facility and 1 million shares of new common stock as additional consideration for entering into the agreement.



--------------------------------------------------------------------------------
                                                                         Page 11

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

     This Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933 that involve numerous risks and uncertainties. Forward-looking statements can be identified by the use of forward-looking terminology such as "estimates," "projects," "anticipates," "expects," "intends," "believes," or comparable terminology or by discussions of strategy that involve risks and uncertainties. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Actual results could differ from such forward-looking statements. We undertake no obligation to revise forward-looking statements. Readers are encouraged to review and consider carefully the various disclosures made by us in this report and our other reports filed with the Securities and Exchange Commission, including our Form 10-KSB for the year ended December 31, 2001. Such risks and uncertainties include our ability to raise the funds necessary to finance our operations, general effects of our restructuring and emergence from Chapter 11 reorganization, our ability to successfully execute on our business plan, competitive factors and attracting new customers.

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


         On May 10, 2001, as a result of dramatic changes in the Internet industry and financing markets, delays in reaching accord with our short term note holders and other creditors in restructuring our debts and our inability to cure defaults under our data center lease and the landlord's attempts to seize Company assets, we filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Illinois, Eastern Division. We continued to operate as a debtor-in-possession under the supervision of the Bankruptcy Court. On November 6, 2002, the Company's Plan of Reorganization was confirmed thereby enabling the Company to successfully emerge





--------------------------------------------------------------------------------
from its Chapter 11 reorganization. Pursuant to the confirmed Plan of Reorganization, among other things, holders of certain allowed claims will receive 1 share of common stock for every $3.00 of debt. Also pursuant to the Plan, the Company's common stock has undergone a 1 for 6 reverse stock split resulting in current stockholders receiving 1 share of new common stock for every 6 shares of old common stock currently owned.

GROWTH STRATEGY

              We are pursuing a strategy to deliver our products and services on a national scale. We expect to complement our internal growth by continuing to evaluate partnership arrangements and acquisition opportunities whose services can complement our existing services and enable us to offer a more comprehensive range of Internet-based technology solutions to our clients.


RESULTS OF OPERATIONS

     Revenue. For the second quarter 2002, revenues were $57,000 compared to $140,000 in the second quarter 2001. The decrease in revenue was a result of customers electing to cancel out of contracts due to our bankruptcy filing. Our operations immediately following our bankruptcy petition and throughout the date of this filing, have been substantially limited to securing the financing needed to enable the Company to complete its restructuring, completing its required filings with the Securities and Exchange Commission and fulfilling its obligations pursuant to the Plan of Reorganization. We have begun an aggressive strategy to increase our revenues and operations.

     Operating expenses. For the second quarter 2002, operating expenses decreased approximately $187,000 to $148,000 from $335,000 in the second quarter 2001. As part of our business restructuring late 2001 and early 2002, the Company has substantially downsized and reduced personnel, salaries and other operating expenses.

     Bankruptcy related expenses. Costs incurred by the company include professional fees, court costs and other expenses associated with the Chapter 11 proceedings. Included the second quarter 2001 the Company recorded approximately $1.8 million of costs associated with rejected contracts and other matters.

     Depreciation and amortization expense. Depreciation and amortization expense decrease $53,000 to $94,000 in the second quarter 2002 as compared to $147,000 in the second quarter 2001. The decrease was primarily a result of the reduction of amortization expense from goodwill resulting from our previous acquisitions, which was written off as a result of our bankruptcy. The goodwill as of June 30, 2002 was created as a result of our reorganization and under the new accounting principals is not amortized, but rather evaluated periodically for impairment.

     Interest and other income/expenses. Interest and other expenses in the second quarter 2002 includes income of $87,000 resulting from a successful debt renegotiation. Interest and other expense in 2001 was primarily related to fees incurred resulting from prepetition financing agreements that were stayed as a result of our bankruptcy filing.

     Net loss. Our net loss decreased $2,241,000 to $196,000 in the second quarter 2002 compared to a loss of $2,437,000 in the second quarter 2001. Excluding the impact of the bankruptcy related expenses, net loss was $122,000 in the second quarter 2002 compared to a loss of $544,000 in the second quarter of 2001. As discussed above, this decrease in loss is attributable to the Company's efforts in downsizing and cost-containment.

LIQUIDITY AND CAPITAL RESOURCES

         On November 6, 2001, the Company's Plan of Reorganization was confirmed thereby enabling the Company to successfully emerge from its Chapter 11 reorganization. Although the Plan resulted in a substantial reduction in debt




--------------------------------------------------------------------------------
through conversion to equity, further improvements in our liquidity position will be subject to the success of initiatives we are undertaking to increase sales, reduce operating expenses and the effects on our liquidity of market conditions in the industry. Our uses of capital are expected to include working capital for operating expenses and satisfaction of current liabilities, capital expenditures and payments on outstanding debt facilities.

         As shown in our results of operations, we incurred a net loss of $505,000 during the six month period ending June 30, 2002. During such period in 2002, net cash used in operating activities totaled $224,000 and was funded from financing activities under the post petition financing arrangements.

         As part of our Plan of Reorganization, we entered into a borrowing facility with Sunami Ventures, LLC ("Sunami") (a related party) for up to $1.5 million. Sunami shall receive on account of the borrowings, five shares of New Common Stock for every dollar loaned and a Senior Secured Note for the amount of the borrowings. As of June 30, 2002, eNucleus has received approximately $400,000 under this facility, the proceeds of which have been used to satisfy certain petitions resulting from the bankruptcy and post-petition operating requirements. Pursuant to the Sunami financing agreement, in December, 2001, we entered into a three-year $545,000 secured demand loan agreement with Capital Equity Group. The note agreement is secured by certain of our assets, guaranteed by John Paulsen, our CEO and bears interest at the rate of 16%. As of June 30, 2002, eNucleus has received approximately $224,000 under this facility. During the second quarter we were notified by Capital Equity Group that they would not be able to satisfy the lending requirements of the facility. The Company is currently pursuing the formal cancellation of the note and security agreement granted as part of the facility facility and is exploring its legal rights and remedies arising from Capital Equity Group's inability to complete the transaction.

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

PART II

ITEM 1.   LEGAL PROCEEDINGS


--------------------------------------------------------------------------------
                                                                         Page 14

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

         As part of the bankruptcy filing, all executory contracts and unexpired leases, which were not previously assumed or rejected by the Company or otherwise not specifically assumed as part of the Plan of Reorganization, were deemed rejected. Certain contract providers continued to provide services to the Company, even though such contract was deemed terminated, and have requested payments due for services rendered to the Company of approximately $350,000. The Company has not recorded such liabilities in its financial statements and expects to aggressively defend itself against such payments requested.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

         On November 6, 2001 (the "Confirmation Date") the Company's Plan of Reorganization was confirmed by the Bankruptcy Court. As part of the distribution of the New Common Stock under the Plan of Reorganization, shareholders shall tender their Old Common Stock to the Reorganized Company designated Stock Transfer Agent no later than October 15, 2002, in accordance with written instructions to be provided to such holders. Those shareholders who do not submit their certificates for exchange prior to October 15, 2002 shall have its claim or interest and its distribution pursuant to the Plan of Reorganization on account of such Old Common Stock discharged and shall be forever barred from asserting any such claim or interest against the Reorganized Company or their respective property. Additionally, creditors have until December 23, 2002 to submit their ownership confirmation form to the Company, in accordance with the written instructions provided to such holders. Those creditors who do not submit their forms to the Company prior to December 23, 2002 shall have its claim or interest and its distribution pursuant to the Plan of Reorganization on account of such allowed claim discharged and shall be forever barred from asserting any such claim or interest against the Reorganized Company or their respective property.

         The Company's common stock was approved for trading on the OTC Bulletin Board is now traded under the symbol ENCU. As of June 30, 2002, the Company has issued 12.3 million shares of New Common Stock of the anticipated 20 million shares to be issued pursuant to the Plan of Reorganization.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          NONE

ITEM 5.   OTHER INFORMATION

          NONE

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits.

          NONE


     (B)  Reports on Form 8-K.

          NONE

--------------------------------------------------------------------------------
                                                                         Page 15

                                    SIGNATURE

     In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                     eNUCLEUS, INC.

Date:    August 13, 2002                             /s/ JOHN C. PAULSEN
                                                     -------------------
                                                     John C. Paulsen,
                                                     Chief Executive Officer
                                                     (principal executive
                                                      and financial officer)



                                 CERTIFICATION

     The undersigned hereby certifies, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in his capacity as an officer of eNucleus, Inc., that, to his knowledge, the Quarterly Report of eNucleus on Form 10-Q for the period ended June 30, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of eNucleus.


                                 eNUCLEUS, INC.

Date:    August 13, 2002                             /s/ JOHN C. PAULSEN
                                                     -------------------
                                                     John C. Paulsen,
                                                     Chief Executive Officer
                                                     (principal executive
                                                      and financial officer)




--------------------------------------------------------------------------------
                                                                         Page 16