Form 10QSB
period 2002-09-30
ENUCLEUS INC
filed 2002-11-14
CIK 761034

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the Transition period from __________ to __________

                         COMMISSION FILE NUMBER 0-14039

                                 eNUCLEUS, INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in its charter)



                 DELAWARE                             11-2714721
        ----------------------------      ----------------------------------
       (State or other jurisdiction      (I.R.S. Employer Identification No.)
      of corporation or organization)

                             15545 South 71st Court
                              Orland Park, IL 60462
                     --------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

     As of November 15, 2002 the number of shares that are estimated to be outstanding under the issuance of new common stock is approximately 20,000,000 shares of which 12.3 million shares have been issued as of September 30, 2002 .

     Transitional Small Business Disclosure Format (check one) Yes     No  X
                                                                  -----  -----

 PART I
                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets as of September 30, 2002
               (Unadudited) and December 31, 2001.                            3
          Condensed Consolidated (Unaudited) Statements of Operations
               for the nine months ended September 30, 2002 and 2001 (Predecessor Company) and for the three months ended
               September 30, 2002 and 2001 (Predecessor Company).             4
          Condensed Consolidated (Unaudited) Statements of Cash Flows
               for the nine months ended September 30, 2002 and 2001
              (Predecessor Company).                                          5
          Notes to Condensed Consolidated (Unaudited) Financial Statements    6


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS                                               12

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS         15

ITEM 4.   CONTROLS AND PROCEDURES                                             15


                                     PART II
                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                   15

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                           15

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                     16

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 16

ITEM 5.   OTHER INFORMATION                                                   16

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                    16

FORM 10-QSB SIGNATURE PAGE                                                    16

PART I
                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                                 eNUCLEUS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                       Sept 30,      Dec 31,
                                                         2002         2001
                                                      ==========   ==========
                                                     (unaudited)   (restated)
ASSETS
Current Assets:

  Cash                                                     1,700          808
  Accounts receivable, net                                 6,516       13,339
  Other current assets                                   151,716       51,348
                                                      ----------   ----------
    Total current assets                                 159,932       65,495


Property and equipment, net                            1,569,060    1,850,597
Goodwill                                               4,186,554    4,186,554
Other assets                                             100,000      100,000
                                                      ----------   ----------
    Total assets                                       6,015,546    6,202,646
                                                      ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

  Accounts payable                                       274,322      188,405
  Notes payable                                          692,211      633,431
  Accrued expenses                                       460,788      639,201
                                                      ----------   ----------
    Total current liabilities                          1,427,321    1,461,037


Long-term liabilities                                  1,381,858    1,272,069
                                                      ----------   ----------
    Total liabilities                                  2,809,179    2,733,106
                                                      ----------   ----------

Stockholders Equity:

  Common stock                                            13,607         --
  Additional paid-in-capital                           2,209,116         --
  New common stock - issuable                          1,888,390    3,671,934
  Accumulated deficit                                   (904,746)    (202,394)
                                                      ----------   ----------
    Total stockholders equity                          3,206,367    3,469,540

                                                      ----------   ----------
    Total liabilities and stockholders equity          6,015,546    6,202,646
                                                      ==========   ==========


       See accompanying notes to condensed unaudited financial statements.



                                                     eNUCLEUS, INC.
                                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)


                                             Reorganized        Predecessor          Reorganized          Predecessor
                                               Company            Company              Company              Company
                                            Three Months        Three Months          Nine Months          Nine Months
                                                Ended               Ended                Ended               Ended
                                            Sept 30, 2002       Sept 30, 2001        Sept 30, 2002       Sept 30, 2001

Revenue                                         $78,721            $79,537              $170,202            $398,448


Operating expenses                              122,886            226,860               493,161           1,199,670
Bankruptcy related expenses                      36,448            185,513               125,510           2,078,492
Depreciation and amortization expense            93,846            147,368               281,538             442,104
                                             ----------         ----------            ----------          ----------
Operating loss                                 (174,459)          (480,204)             (730,007)         (3,321,818)


Interest and other income (expense)             (20,883)               516                27,655           (573,257)
Income tax expense                                 --                  --                    --                 --
                                             ----------         ----------            ----------          ----------
Net loss                                      ($195,342)         ($479,688)            ($702,352)        ($3,895,075)
                                             ==========         ==========            ==========          ==========

 Basic and diluted net loss per common
share                                            ($0.01)            ($0.04)               ($0.04)             ($0.29)

Weighted average shares outstanding -
basic and diluted                            20,009,898         13,620,432            20,009,898          13,494,461


                           See accompanying notes to condensed unaudited financial statements.

                                                          4



                                              eNUCLEUS, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)



                                                            REORGANIZED COMPANY      PREDECESSOR COMPANY
                                                             NINE MONTHS ENDED        NINE MONTHS ENDED
                                                               SEPT 30, 2002            SEPT 30, 2001
                                                             -----------------        -----------------

Cash Flows from operating activities:
  Net loss ..................................................   $  (702,352)             $(3,895,075)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Non-cash reorganization expense ...........................          --                  2,824,020
  Non-cash reduction of debt ................................       (87,368)                    --
  Depreciation and amortization .............................       281,538                  442,104
  Compensation expense related to issuance of equity
    security ................................................          --                     82,500
  Changes in operating assets and liabilities ...............       306,680                  579,260
                                                                -----------              -----------
  Net cash from operating operations ........................      (201,502)                  32,809
                                                                -----------              -----------
Cash flows from investing activities:
  Capital expenditures ......................................          --                    (65,597)
                                                                -----------              -----------
    Net cash used for investing activities ..................          --                    (65,597)
                                                                -----------              -----------

Cash flows from financing activities:
  Proceeds from notes payable, net ..........................       202,394                   79,224
                                                                -----------              -----------
    Net cash provided by financing activities ...............       202,394                   79,224
                                                                -----------              -----------

  Increase (decrease) in cash ...............................           892                   46,436
  Cash, beginning of period .................................           808                    1,452
                                                                -----------              -----------
  Cash, end of period .......................................   $     1,700              $    47,888
                                                                ===========              ===========

Non-cash activities:
  Issuance of stock in exchange for debt ....................   $   430,000                     --
                                                                ===========              ===========


                    See accompanying notes to condensed unaudited financial statements.

                                                    5

                                 eNUCLEUS, INC.
        NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS
                               September 30, 2002

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


NOTE 1.   GENERAL

     eNucleus is a next generation application delivery and managed hosting company. Our target market is comprised of system integrators, web developers, software providers and telecom resellers. Our core product offerings include application delivery, managed hosting, high-speed Internet access and data storage. Together, this offering provides our clients with a scaleable platform for the development of their ebusiness initiatives without the extensive capital outlay otherwise required.


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

     As a result of the confirmation of the Company's Plan of Reorganization on November 6, 2001, we adopted fresh-start reporting as required by Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). Under fresh-start reporting, the Company's assets and liabilities were adjusted to fair values and a reorganization value for the entity was determined by the Company based upon the estimated fair value of the enterprise before considering values allocated to debt to be settled in the reorganization. The portion of the reorganization value which could not be attributed to specific tangible or identified intangible assets for the Reorganized Company is referred to as reorganization value in excess of amounts allocable to identifiable assets and is reported as "Goodwill" in the financial statements. Fresh-start reporting resulted in the creation of a new reporting entity for accounting purposes (the "Company" or the "Reorganized Company") with no accumulated deficit as of November 1, 2001. In July 2002, the Company concluded after additional analysis, that the previously reported Reorganization Value should be revalued at $3.7 million to reflect the value of the entity after the Chapter 11 reorganization. As such, the Company restated its financial statements and filed amended December 31, 2001 Form 10-K and March 31, 2002 Form 10-Q. As a result of adopting SFAS No. 142, the goodwill recognized in fresh-start reporting will not be amortized, but will be reviewed annually for impairment. We have determined that the goodwill is not impaired as of September 30, 2002, however future impairment of the recorded goodwill may result if actual results of operations or changes in economic or industry conditions differ significantly from assumptions used to derive the reorganization value.

     Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. These financial statements should be read in conjunction with our audited consolidated financial statements and footnotes for the year ended December 31, 2001 that are included in our annual report on Form 10-KSB.

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

     As shown in our results of operations, we incurred a net loss of $702,000 during the nine month period ending September 30, 2002. During such period in 2002, net cash used in operating activities totaled $202,000 and was funded from financing activities under the post petition financing arrangements.

     As part of our Plan of Reorganization, we entered into a borrowing facility with Sunami Ventures, LLC ("Sunami") (a related party) for up to $1.5 million. Sunami shall receive on account of the borrowings, five shares of New Common Stock for every dollar loaned and a Senior Secured Note for the amount of the borrowings. As of September 30, 2002, eNucleus has received approximately $432,000 under this facility, the proceeds of which have been used to satisfy certain petitions resulting from the bankruptcy and post-petition operating requirements. Pursuant to the Sunami financing agreement, in December, 2001, we entered into a three-year $545,000 secured demand loan agreement with Capital Equity Group. The note agreement is secured by certain of our assets, guaranteed by John Paulsen, our CEO and bears interest at the rate of 16%. As of September 30, 2002, eNucleus has received approximately $224,000 under this facility. During the second quarter we were notified by Capital Equity Group that they would not be able to satisfy the lending requirements of the facility. The Company is currently pursuing the formal cancellation of the note and security agreement granted as part of the facility facility and is exploring its legal rights and remedies arising from Capital Equity Group's inability to complete the transaction.

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

     Fresh-start reporting resulted in the creation of a new reporting entity (the "Company" or the "Reorganized Company") with no accumulated deficit as of November 1, 2001. The goodwill recognized in fresh-start reporting will not be amortized, but will be reviewed annually for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No.142, "Goodwill and Other Intangible Assets." The Company determined that the goodwill is not impaired as of September 30, 2002, however future impairment of the recorded goodwill may result if actual results of operations or changes in economic or industry conditions differ significantly from assumptions used to derive the reorganization value.

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



         The effect of the Plan and the implementation of Fresh-Start Reporting on the Company's balance sheet as of October 31, 2001 was as follows:

                                       Predecessor  Reorganization    Fresh-start      Reorganized
                                         Company          Plan        Adjustments        Company
                                         Oct. 31,     Adjustments                        Oct. 31,
                                          2001                                             2001

ASSETS:

Cash ..............................          2,437            --              --             2,437
Accounts receivable ...............         32,715            --              --            32,715
Other current assets ..............         42,063            --              --            42,063
                                      ------------    ------------    ------------    ------------
  Total current assets ............         77,215            --              --            77,215
                                      ------------    ------------    ------------    ------------

Property and equipment, net .......      1,169,308            --           743,853 (a)   1,913,161
Other Assets ......................        100,000            --              --           100,000
Goodwill ..........................           --              --         4,186,554 (b)   4,186,554
                                      ------------    ------------    ------------    ------------
  Total assets ....................      1,346,523            --         4,930,407       6,276,930
                                      ============    ============    ============    ============

LIABILITIES & STOCKHOLDERS' EQUITY:

Notes payable .....................        608,630            --              --           608,630
Accounts payable ..................         95,842          82,773            --   (c)     178,615
Accrued expenses ..................        606,306            --              --           606,306
                                      ------------    ------------    ------------    ------------
  Total current liabilities .......      1,310,778          82,773            --         1,393,551
                                      ------------    ------------    ------------    ------------

Long term liabilities .............           --         1,211,445            --   (d)   1,211,445
                                      ------------    ------------    ------------    ------------
  Total liabilities ...............      1,310,778       1,294,218            --         2,604,996
                                      ------------    ------------    ------------    ------------
 Liabilities subject to
compromise ........................     16,440,605     (16,440,605)           --   (e)        --
                                      ------------    ------------    ------------    ------------

STOCKHOLDERS' EQUITY:
Common stock ......................         13,620         (13,620)           --   (f)        --
Additional paid-in capital ........     22,586,950     (22,586,950)           --   (f)        --
Stock warrants ....................        727,349            --          (727,349)(f)        --
Treasury stock ....................       (651,838)           --           651,838 (f)        --
New common equity - issuable ......           --        37,746,957     (34,075,023)(f)   3,671,934
Accumulated deficit ...............    (39,080,941)           --        39,080,941 (f)        --

                                      ------------    ------------    ------------    ------------
 Total stockholders' equity
(deficit) .........................    (16,404,860)     15,146,387       4,930,407       3,671,934
                                      ------------    ------------    ------------    ------------
Total liabilities and
stockholders' equity ..............   $  1,346,523    $       --      $  4,930,407    $  6,276,930
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

                                       9

NOTE 5.   FINANCING ARRANGEMENTS

As of September 30, 2002 the Company's debt outstanding included the following:

          Reorganized Company--
              Senior Secured Notes Payable                715,926
              Bank Note Payable                           496,698
              Junior Secured Note Payable                 500,000
              Tax Claim Notes Payable                     219,495
              Duke-Weeks Note Payable                     141,951
                                                    --------------
                                                        2,074,070
          Less current maturities                       (692,212)
                                                    --------------
                                                        1,381,858
                                                    ==============


     As part of our Plan of Reorganization, we entered into a borrowing facility with Sunami Ventures, LLC ("Sunami") (a related party) for up to $1.5 million. Sunami shall receive on account of the borrowings, five shares of New Common Stock for every dollar loaned and a Senior Secured Note for the amount of the borrowings. As of September 30, 2002, eNucleus has received approximately $432,000 under this facility, the proceeds of which have been used to satisfy certain petitions resulting from the bankruptcy and post-petition operating requirements. Pursuant to the Sunami financing agreement, in December, 2001, we entered into a three-year $545,000 secured demand loan agreement with Capital Equity Group. The note agreement is secured by certain of our assets, guaranteed by John Paulsen, our CEO and bears interest at the rate of 16%. As of September 30, 2002, eNucleus has received approximately $224,000 under this facility. During the second quarter we were notified by Capital Equity Group that they would not be able to satisfy the lending requirements of the facility. The Company is currently pursuing the formal cancellation of the note and security agreement granted as part of the facility facility and is exploring its legal rights and remedies arising from Capital Equity Group's inability to complete the transaction.

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

     Holders of allowed tax claims, including the Internal Revenue Service and certain state revenue agencies, are to receive in full satisfaction, settlement of and in exchange for its tax claim, nine year 6.5% promissory notes in an amount equal to the principal amount of its tax claims, payments of principal and interest due monthly.

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

NOTE 6.   STOCKHOLDERS' EQUITY

     In accordance with the Plan, all outstanding shares of old common stock and warrants/options to purchase old common stock were cancelled. As of September 30, 2002, the Company has issued 13.3 million shares of New Common Stock of the anticipated 20 million shares to be issued pursuant to the Plan of Reorganization.

     During the second quarter 2002, the Company issued 860,000 shares in exchange for approximately $430,000 of post-petition liabilities that agreed to convert to equity. Associated with these conversions are certain clauses that could result into additional shares being issued to the creditors or shares being returned to the Company, based upon the eventual liquidation prices achieved by the shareholders. The Company issued approximately 2.4 million shares to certain employees of the Company whereby the individuals agreed to stay with the Company and provide their best efforts in assisting the Company through the reorganization process. These individuals also agreed to a substantially reduced salary during such period and other certain terms and conditions including a period of non-compete. The Company issued 1 million shares to its landlord as additional inducement of entering into a new lease agreement for the Atlanta facility. Approximately 2 millions shares were issued upon the exercise of option agreements issued in accordance with the Plan of Reorganization. The Company issued 500,000 shares to a market marking organization to sponsor eNucleus on the OTC Bulletin Board. Additionally, the Company has issued approximately 3.3 million shares under the borrowing facility with Sunami (a related party, see below) in accordance with the provisions of the Plan of Reorganization.



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

     As part of our Plan of Reorganization, we entered into a borrowing facility As part of our Plan of Reorganization, we entered into a borrowing facility with Sunami Ventures, LLC ("Sunami") (a related party) for up to $1.5 million. Sunami shall receive on account of the borrowings, five shares of New Common Stock for every dollar loaned and a Senior Secured Note for the amount of the borrowings. As of September 30, 2002, eNucleus has received approximately $432,000 under this facility, the proceeds of which have been used to satisfy certain petitions resulting from the bankruptcy and post-petition operating requirements. Pursuant to the Sunami financing agreement, in December, 2001, we entered into a three-year $545,000 secured demand loan agreement with Capital Equity Group. The note agreement is secured by certain of our assets, guaranteed by John Paulsen, our CEO and bears interest at the rate of 16%. As of September 30, 2002, eNucleus has received approximately $224,000 under this facility. During the second quarter we were notified by Capital Equity Group that they would not be able to satisfy the lending requirements of the facility. The Company is currently pursuing the formal cancellation of the note and security agreement granted as part of the facility facility and is exploring its legal rights and remedies arising from Capital Equity Group's inability to complete the transaction. In accordance with the provisions of the Plan of Reorganization, the Company has issued approximately 3.3 million shares of common stock on account of the borrowings to date.

     In October, 2001, and as amended on August 22, 2002, eNucleus entered into a lease agreement with Sunami for approximately 5,000 sq ft. in Roswell, Georgia serving as our branch office and data center/operating facility in Atlanta,

Georgia. The lease provides for monthly payments of approximately $14,000, as amended, and expires in 2008. In conjunction with entering into this lease, eNucleus provided Sunami with a $100,000 security deposit which was funded under the borrowing facility and 1 million shares of new common stock as additional consideration for entering into the agreement.


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

INTRODUCTION

     eNucleus is a next generation application delivery and managed hosting company. Our target market is comprised of system integrators, web developers, software providers and telecom resellers. Our core product offerings include application delivery, managed hosting, high-speed Internet access and data storage. Together, this offering provides our clients with a scaleable platform for the development of their ebusiness initiatives without the extensive capital outlay otherwise required.

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


RESULTS OF OPERATIONS

     Revenue. For the third quarter 2002, revenues were $79,000 compared to $80,000 in the third quarter 2001. Our operations immediately following our bankruptcy petition and throughout the date of this filing, have been substantially limited to securing the financing needed to enable the Company to complete its restructuring, completing its required filings with the Securities and Exchange Commission and fulfilling its obligations pursuant to the Plan of Reorganization. We have begun an aggressive strategy to increase our revenues and operations.

     Operating expenses. For the third quarter 2002, operating expenses decreased approximately $104,000 to $123,000 from $227,000 in the third quarter 2001. As part of our business restructuring late 2001 and early 2002, the Company has substantially downsized and reduced personnel, salaries and other operating expenses.

     Bankruptcy related expenses. Costs incurred by the company include professional fees, court costs and other expenses associated with the Chapter 11 proceedings. Included the third quarter 2001 the Company recorded approximately $1.8 million of costs associated with rejected contracts and other matters.

     Depreciation and amortization expense. Depreciation and amortization expense decrease $53,000 to $94,000 in the third quarter 2002 as compared to $147,000 in the third quarter 2001. The decrease was primarily a result of the reduction of amortization expense from goodwill resulting from our previous acquisitions, which was written off as a result of our bankruptcy. The goodwill as of September 30, 2002 was created as a result of our reorganization and under the new accounting principals is not amortized, but rather evaluated periodically for impairment.

     Interest and other income/expenses. Interest and other expenses in the third quarter 2002 represents interest accruing on post-petition borrowings.

     Net loss. Our net loss decreased $285,000 to $195,000 in the third quarter 2002 compared to a loss of $480,000 in the third quarter 2001. Excluding the impact of the bankruptcy related expenses, net loss was $159,000 in the third quarter 2002 compared to a loss of $295,000 in the third quarter of 2001. As discussed above, this decrease in loss is attributable to the Company's efforts in downsizing and cost-containment.

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

     As shown in our results of operations, we incurred a net loss of $702,000 during the nine month period ending September 30, 2002. During such period in 2002, net cash used in operating activities totaled $202,000 and was funded from financing activities under the post petition financing arrangements.

     As part of our Plan of Reorganization, we entered into a borrowing facility with Sunami Ventures, LLC ("Sunami") (a related party) for up to $1.5 million. Sunami shall receive on account of the borrowings, five shares of New Common Stock for every dollar loaned and a Senior Secured Note for the amount of the borrowings. As of September 30, 2002, eNucleus has received approximately $432,000 under this facility, the proceeds of which have been used to satisfy certain petitions resulting from the bankruptcy and post-petition operating requirements. Pursuant to the Sunami financing agreement, in December, 2001, we entered into a three-year $545,000 secured demand loan agreement with Capital Equity Group. The note agreement is secured by certain of our assets, guaranteed by John Paulsen, our CEO and bears interest at the rate of 16%. As of September 30, 2002, eNucleus has received approximately $224,000 under this facility. During the second quarter we were notified by Capital Equity Group that they would not be able to satisfy the lending requirements of the facility. The Company is currently pursuing the formal cancellation of the note and security agreement granted as part of the facility and is exploring its legal rights and remedies arising from Capital Equity Group's inability to complete the transaction.

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

     On October 28, 2002, the Company executed a private placement commitment to purchase $5 million of the Company's common stock with Cornell Capital Partners ("Cornell"), a New Jersey-based domestic investment fund. Pursuant to the terms of the funding agreements with Cornell, the Company has the right, but not the obligation, to require Cornell to purchase shares of the company's common stock in amounts up to $300,000 per month to a maximum of $5 million over the next 24 months. Such equity drawdowns are entirely at the discretion of the Company and there are no minimum drawdowns required by the Company. The drawdowns are subject to an effective registration statement with the United States Securities and Exchange Commission covering the resale of 10.0 million shares, which was initially filed on November 7, 2002.

     Management believes that, despite the financial hurdles and funding uncertainties going forward, it has under development a business plan that, if successfully funded and executed, can significantly improve operating results. The support of the Company's vendors, customers, lenders, stockholders and employees will continue to be key to the Company's future success.

CRITICAL ACCOUNTING POLICIES

     The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the Unites States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Estimates are used for, but not limited to, the accounting for allowances for doubtful accounts, goodwill impairments, contingencies, accruals and taxes. Actual results could differ from these estimates.


Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to changes in interest rates as a result of significant financing through its issuance of variable-rate and fixed-rate debt. Reference is made to the quantitative disclosures about market risk as of December 31, 2001 included under Item 7 of our most recent Annual Report on Form 10-KSB.

Item 4.   CONTROLS AND PROCEDURES


(a) Based upon an evaluation by our Chief Executive Officer and principal Financial Officer within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB he has concluded that the disclosure controls and procedures as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended, are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under such Act.



(b) There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.





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

     The Company's common stock was approved for trading on the OTC Bulletin Board is now traded under the symbol ENCU. As of September 30, 2002, the Company has issued 13.3 million shares of New Common Stock of the anticipated 20 million shares to be issued pursuant to the Plan of Reorganization.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE

ITEM 5.   OTHER INFORMATION

     NONE

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (A) Exhibits.

     99.1 Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.


     (B) Reports on Form 8-K.

          On November 7, 2002 the Company filed a Form 8-K regarding the execution of a $5 million private placement commitment.







                                    SIGNATURE

     In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                            eNUCLEUS, INC.

Date:    November 14, 2002                  /s/  JOHN C. PAULSEN
                                            -----------------------------------
                                                 John C. Paulsen,
                                                 Chief Executive Officer
                                                 (principal executive
                                                 and financial officer)

     CERTIFICATIONS PURSUANT TO RULE 13A-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, John C. Paulsen, Chairman of the Board and Chief Executive Officer and principal Financial Officer, certify that:


1.   I have reviewed this quarterly report on Form 10-Q of eNucleus, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                            eNUCLEUS, INC.

Date:    November 14, 2002                  /s/  JOHN C. PAULSEN
                                            -----------------------------------
                                                 John C. Paulsen,
                                                 Chief Executive Officer
                                                 (principal executive
                                                 and financial officer