Form 10KSB
period 2002-12-31
ENUCLEUS INC
filed 2003-03-28
CIK 761034

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       or
            Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Transition period from _____ to _____

                         Commission file number 0-14039

                                 eNUCLEUS, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

                 Delaware                               11-2714721
          ----------------------             ----------------------------------
         (State of incorporation)           (I.R.S. Employer Identification No.)

           15545 S. 71st Court
         Orland Park, Illinois                            60462
 -------------------------------------                   --------
(Address of principal executive offices)                (Zip Code)

                                 (708) 444-7300
                ------------------------------------------------
               (Registrant telephone number, including area code)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

    The issuer's revenues were $290,000 for the year ended December 31, 2002.

     As of March 28, 2003, the market value of the issuer's common stock held by non-affiliates was approximately $1,000,000.

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No
                                                 -----  -----

     As of March 28, 2003, the number of common stock shares outstanding is approximately 32,262,000 shares.

                   DOCUMENTS INCORPORATED BY REFERENCE--None.

    Transitional Small Business Disclosure Format (check one) Yes     No  X
                                                                 -----  -----
                                 eNUCLEUS, INC.

                                   FORM 10-KSB

                                TABLE OF CONTENTS

                                                                           Page
ITEM 1  DESCRIPTION OF BUSINESS............................................  2

ITEM 2  DESCRIPTION OF PROPERTIES..........................................  6

ITEM 3  LEGAL PROCEEDINGS..................................................  6

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................  6

ITEM 5  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS..........  7

ITEM 6  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS.......................................... 10

ITEM 7  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA......................... 20

ITEM 8  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE........................................... 20

ITEM 9  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,
        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.................. 20

ITEM 10 EXECUTIVE COMPENSATION............................................. 21

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.................... 22

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................... 23

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K................................... 24

ITEM 14 CONTROLS AND PROCEDURES............................................

SIGNATURES................................................................. 25

CERTIFICATION PURSUANT TO RULE 13A-14 UNDER THE SECURITIES EXCHANGE
ACT OF 1934, AS AMENDED.................................................... 26

INDEX TO FINANCIAL STATEMENTS.............................................. F-1

EXHIBIT INDEX.............................................................. 27

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

          o general effects of our restructuring and emergence from Chapter 11 reorganization,

          o the availability and terms of capital to finance our operations, and

          o    continuing development of our products and solutions,

          o    successful build out of out distribution channels,

          o general economic and business condition, both nationally and regionally,

          o    competition from others in the industry, whether existing or new,

          o    the experience level of our management team,

          o    changes in our business strategy or growth plans,

          o    our ability to attract and retain qualified personnel,

          o other factors discussed under "Management Discussion and Analysis of Financial Condition and Results of Operations-- Factors Affecting Future Operations."

PART I

ITEM 1        DESCRIPTION OF BUSINESS

General

          eNucleus is a next generation business process hosting company that delivers software solutions from its application delivery platform. Our core product offerings include application delivery, managed hosting, high-speed Internet access and data storage. Together, these offerings provide our customers with a scaleable platform for the development of their ebusiness initiatives without the extensive capital outlay otherwise required.

Strategy

          Our goal is to become a recognized leader in application delivery and managed IT services industry. eNucleus' business strategy is to offer ebusiness solutions through the acquisition of leading software companies in specific vertical markets that enjoy strong customer loyalty with applications that can be enabled for delivery over the Internet for a recurring monthly fee. By spreading the network infrastructure costs over multiple companies and other economies of scale, our business strategy can increase overall profitability while reducing risk associated with owning a single application or targeting a single market segment.

          In pursuit of this goal eNucleus generally follows the following strategic operating principles:

     o Acquire best-of-breed applications - Our focus is on acquiring niche software applications that serve defined market segments that serve defined market segments, enjoy widespread industry support and can be readily enabled for deployment over the Internet through our software application network.

     o Acquire well-managed and profitable companies - eNucleus concentrates on acquiring a controlling interest in well-managed and profitable organizations that demonstrate a potential for significant cash flow growth as a result of product enhancements and improved marketing. Our strategy is to oversee already existing, strong management teams and to enhance those acquired companies with capital, national presence, consolidated operating costs, strategic marketing and the technical expertise for migrating their products to an Internet-based delivery system.

     o Leverage operating costs - Each software acquisition presents an opportunity for creating operating savings through the consolidation of duplicate business functions. Labor costs can be further reduced by bringing a seasoned programming team with proven methodology to each newly acquired software application. This experienced team skill set should result in quicker times to market when enabling new software applications for delivery over the Internet than could be achieved by less experienced service providers.

     o Recurring monthly revenue streams - eNucleus employs pricing strategies that focus on developing long-term recurring monthly revenue streams rather than high upfront purchase prices. Lower upfront costs makes it easier for customers to transition into a new business model. As their future needs grow with business demand, we believe that customers which have transferred critical business operations into the eNucleus network are more like to maintain their services with eNucleus.

     o Nationwide Operations - Through its strategic partnership with Switch and Data, eNucleus can develop a presence in 30 US cities. This position in the marketplace allows eNucleus to attract Global 5000 and high-growth middle market companies who require support for outsourced business processes from multiple geographic regions. This national footprint will also allow our applications and services to be delivered more efficiently across the Internet from our nearest data center presence.

     o Local Presence - Although we will have a national presence, local sellers of eNucleus products and services present a "local company" sales approach to their existing client base. This sales approach is often critical in closing sales with potential customers who are leery of their critical business operations or equipment being shipped to distant cities under managed hosting contracts.

     o World Class Customer Service - eNucleus supports its products and services by world-class customer care personnel who monitor, manage and deploy our services 24X7X365 from our state-of-the-art Network Operations Center.

Market Environment

          Software industry experts have most recently stated that they anticipate Internet-based models of software delivery will be the migration path for most software applications in the foreseeable future due to the cost savings and broader accessibility of critical business information that these methods provide. The convergence of these factors suggests that the next major shift in how computer based technology is utilized in business will focus on the reduction of capital expenditures on costly internal IT infrastructure in favor of accessing critical applications and essential business processes solely through the Internet. As a next generation business process hosting company with a scalable nationwide infrastructure available, we believe eNucleus is positioned to provide critical Internet based business processes to companies that want to reduce their IT infrastructure.

          This current market environment would appear to have created opportunities within the software industry in which numerous software products currently enjoy market favor and a loyal customer base; however, many previously successful applications are not presently delivered over the Internet and many vendors lack the technical skill set or necessary Internet network infrastructure to enable and deliver their software applications in this manner. Their situation is further complicated by the limited availability of development monies within today's capital markets. This has resulting in software companies being forced to delay product conversions to web-based platforms or to re-invest their earnings into efforts to re-tool for the Internet--with neither being an attractive alternative for companies trying to protect their bottom line in today's economy.

Products and Services

          Our products and services include:

               o Application Delivery - We deliver and manage applications and computer services from a centralized location to multiple users over the Internet and/or a private network. This provides our customers with the ability to access software applications anywhere, anytime via the Internet. Applications are accessed just as if they were installed on the local system. Within this environment, we provide our customers with the ability to access their applications as well as our products: "FusionMail" - a multi-layered virus protection and email management tool and "Office ASPx" - our Microsoft Office and Exchange Mail Internet-based application system. This provides our customers with a cost-effective solution to the demands of ownership, maintenance and upgrades.

               o Managed hosting-- We deliver full service solutions for establishing and maintaining the complex infrastructure necessary for a business to support ebusiness applications and delivery. State-of-the-art servers provide a solid platform for hosting client's mission critical applications and data. eNucleus support provided by our managed hosting services include 24x7 network monitoring and support, system administration, server monitoring and testing, usage reporting, security services and protection. All the while, customers can still maintain control over the software and solutions housed on the servers, including their customized installed software and proprietary solutions.

               o Data Storage - Our data storage services include high performance network backup and storage to cost-effective specific data tape backup services, offsite storage and data vaulting

               o Internet access and high-speed routing - eNucleus delivers high speed and burstable Internet access to its client's premise and hosting environments.

               o Process mapping -- proprietary process mapping services allows customers to map current business processes as well as the transitional processes that will be required to implement software acquired from eNucleus

Sales and Marketing

          Our sales and marketing efforts are dedicated to increasing the awareness of our Internet-based solution opportunity and the eNucleus brand. We are implementing a brand development program designed to portray us as a national company with a local presence.

          Our sales and marketing group consists of sales professionals and technicians teamed within our regional operations. We intend to add sales and marketing personnel.

          We intend to use a mix of programs to deliver our message and create a demand for our products and services. Marketing programs will include:

          o Focused Marketing -- eNucleus focuses its direct marketing efforts on prospects within its identified market verticals.

          o Cross-selling strategies - eNucleus intends to capitalize on cross-selling opportunities generated by its acquisitions.

          o Personal Contact - eNucleus direct sales staff concentrates its efforts on contacting potential customers within each market vertical that have had no previous experience with earlier software releases or web-enabled software in general.

          o Industry Specific Advertising - eNucleus complements each application division's sales efforts with general advertising in trade publications of specific industry verticals that eNucleus or its subsidiaries service.

Competition

          The market for Internet-based technology solutions is intensely competitive, rapidly evolving and subject to rapid technological change. We expect competition to persist, intensify and increase in the future. We believe that the principal competitive factors in our market are single source, strategic expertise, technical knowledge, best of breed products and services, reliability, client service and price. Most of our current and potential competitors have longer operating histories, larger installed client bases, longer relationships with customers and significantly greater financial, technical, marketing and public relations resources than us that could decide at any time to increase their resource commitments to our market. In addition, the market for Internet solutions is relatively new and subject to continuing definition, and, as a result, the core business of certain of our competitors may better position them to compete in this market as it matures. Competition of the type described above could materially adversely affect our ability to realize our goals.

There are relatively low barriers to entry into our business. There can be no assurance that existing or future competitors will not develop or offer services that provide significant performance, price, creative or other advantages over those offered by us, which could have a material adverse effect on our business, results of operations and financial condition.

History

          eNucleus began business operations in 1984 in Colorado Springs, Colorado, as a provider of computer systems and componentry. We adopted the name Nucleus, Inc. in December 1998 and reorganized in April 1999 when Nucleus merged with Nucleus Holding Corporation, a privately held Illinois corporation based in Chicago, Illinois. In July, 2000 our shareholders approved our re-incorporation into Delaware from Nevada and changing our name to eNucleus, Inc. from Nucleus, Inc. Our old common stock was traded on the electronic bulletin board of the "over the counter" market under the symbol ENCS. Our stock is now traded under the symbol ENCU.

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

          On May 10, 2001, as a result of dramatic changes in the Internet industry and financing markets, delays in reaching accord with our short term note holders and other creditors in restructuring our debts and our inability to cure defaults under our data center lease and the landlord's attempts to seize Company assets, we filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Illinois, Eastern Division. We continued to operate as a debtor-in-possession under the supervision of the Bankruptcy Court. On November 6, 2001, the Company's Plan of Reorganization was confirmed thereby enabling the Company to successfully emerge from its Chapter 11 reorganization. Pursuant to the confirmed Plan of Reorganization, among other things, holders of certain allowed claims received 1 share of common stock for every $3.00 of debt. Also pursuant to the Plan, the Company's common stock has undergone a 1 for 6 reverse stock split resulting in current stockholders receiving 1 share of new common stock for every 6 shares of old common stock currently owned.

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

          The financial statements for the Company for the periods subsequent to October 31, 2001 and are not comparable to those for the periods prior to October 31, 2001 which are referred to as the "Predecessor Company."

          In December 2002, we acquired a company located in Illinois (Strategic Business Group). This company specializes in a proprietary methodology for critical process mapping, which allows customers to map current business processes as well as the transitional processes that will be required to implement software solutions acquired from eNucleus. Additionally, they have extensive experience in software selection, implementation and process improvement consulting. Consideration paid was through the assumption of certain net liabilities of approximately $100,000 and a stock earn-out over the subsequent twenty-four month period equal to 50% of the net earnings of the acquired asset operations.

          In December, we decided to close our data center facility in Atlanta and more fully capitalize on our strategic relationship with our collocation facility partner. As a result of this decision, we recorded a restructuring charge of approximately $4.5 million, including the buyout of our lease, write-off of fixed assets associated with the build-out of the datacenter and a charge for the impairment of intangible assets.

Employees

          As of March 28, 2003 we employed 11 full time personnel . We also contract with several outside parties to provide certain engineering, sales and administrative services on an as needed basis. Our employees are not subject to collective bargaining agreements and we consider our relationships with our employees to be good.

ITEM 2        DESCRIPTION OF PROPERTIES

          eNucleus' maintains its executive office at 15545 S. 71st Court, Orland Park, IL 60462. We also lease certain operating facilities and data center space as part of our operating procedures. The various leases for our facilities expire during 2003 with options for renewals. We are currently evaluating our options on existing and new office space.

ITEM 3        LEGAL PROCEEDINGS

          On May 10, 2001, as a result of dramatic changes in the Internet industry and financing markets, delays in reaching accord with our short term note holders and other creditors in restructuring our debts and our inability to cure defaults under our data center lease and the landlord's attempts to seize Company assets, we filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Illinois, Eastern Division. We continued to operate as a debtor-in-possession under the supervision of the Bankruptcy Court. On November 6, 2001, the Company's Plan of Reorganization was confirmed thereby enabling the Company to successfully emerge from its Chapter 11 reorganization. Pursuant to the confirmed Plan of Reorganization, among other things, holders of certain allowed claims received 1 share of common stock for every $3.00 of debt. Also pursuant to the Plan, the Company's common stock has undergone a 1 for 6 reverse stock split resulting in current stockholders receiving 1 share of new common stock for every 6 shares of old common stock currently owned.

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

ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

ITEM 5        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

          Our common stock is traded on the NASDAQ OTC Bulletin Board (OTCBB) under the symbol ENCU. Prior to July 26, 2002, our stock was traded under the symbol ENCS. As yet, our common stock has experienced limited trading activity. A public trading market having the characteristics of depth, liquidity and orderliness depends upon the existence of market makers as well as the presence of willing buyers and sellers, which are circumstances over which we do not have control. The following table sets forth, for the periods indicated, the range of high and low bid quotations per share of common stock as reported by NASD on the OTC Bulletin Board.

                                                     Common Stock
                                                     ------------
              Period                                 Low Bid      High Bid
              ------                                 -------      --------

              2003
                1st Quarter through March 24, 2003    $0.02         $0.12

                2002
                4th Quarter                           $0.03         $0.18
                3rd Quarter                           $0.02         $0.35
                2nd Quarter                           $0.01         $0.60
                1st Quarter                           $0.01         $0.30

                2001
                4th Quarter                           $0.01         $0.18
                3rd Quarter                           $0.01         $0.42
                2nd Quarter                           $0.01         $1.08
                1st Quarter                           $0.78         $1.38

          The approximate number of record holders of our common stock on March 28, 2003 was 200, as shown on the records of our transfer agent and registrar of the common stock. Since many shares may be held by investors in nominee names, such as the name of their broker or their broker's nominee, the number of record holders often bears little relationship to the number of beneficial owners of our common stock.

          Pursuant to the Plan of Reorganization, we filed an Amended and Restated Certificate of Incorporation with the Delaware Secretary of State. In accordance with the Plan, all outstanding shares of old common stock (ENCS) and warrants and options to purchase old common stock were cancelled. As part of the distribution of the New Common Stock under the Plan of Reorganization, shareholders were to tender their Old Common Stock to the Reorganized Company's designated Stock Transfer Agent no later than October 15, 2002, in accordance with written instructions provided to such holders, and in exchange would receive one share of new common stock for every six shares of old common stock previously owned. Any shareholder who did not submit its certificates for exchange prior to October 15, 2002 had its claim or interest and its distribution pursuant to the Plan of Reorganization on account of such Old Common Stock discharged and shall be forever barred from asserting any such claim or interest against the Reorganized Company or their respective property. Approximately 1.8 million shares of new common stock were issued under this exchange. Additionally, approximately 2.8 million shares were issued in exchange for holders of certain allowed claims under the Plan of Reorganization. Such holders of allowed claims received 1 share of common stock for every $3.00 of debt claim approved. Any creditor who did not submit its appropriate paperwork for the stock exchange prior to December 23, 2002 had its claim or interest and its distribution pursuant to the Plan of Reorganization on account of such claim discharged and shall be forever barred from asserting any such claim or interest against the Reorganized Company or their respective property.

          We have paid no dividends on our common stock. There are no contractual restrictions on our ability to pay dividends. We have not had earnings that indicate an ability to pay cash dividends. We do not expect to pay dividends in the foreseeable future.

          We have a Stock Purchase Plan for non-qualified options and an Incentive Stock Option Plan for incentive stock options. Under the plans, all our employees, together with other persons who perform substantial services for us or on our behalf, will be eligible to receive incentive and non-statutory options to purchase eNucleus common stock. The plans are administered by the Board of Directors. Under the plans, the exercise price at which the shares of eNucleus common stock covered by each grant may be purchased will be determined on the date of grant by the committee, but can be no less than the par value of such shares and, in the case of incentive stock options, may not be less than the fair market value of such shares on the date of grant. The number of shares covered under the options granted under the plans are subject to adjustments for stock splits, mergers, consolidations, combinations of shares, reorganizations and other recapitalizations. As of December 31, 2002, there are no securities authorized for issuance under any equity compensation plans to employees or directors.

          In accordance with the Plan of Reorganization, we agreed to issue warrants to purchase 1 million shares of common stock to certain unsecured creditors (those creditors who appropriately completed and submitted the required paperwork for the exchange of stock for their debt in accordance with the Plan of Reorganization) pro rata in accordance with the amount of their allowed claims. The Warrants give the holders thereof the right to purchase, at any time for a period of seven years from the date of issuance (i.e., the effective date of the Plan), one share of the New Common Stock at a price of Twenty Cents ($0.20) per share. The Warrants also contain a "Cashless Exercise" provision which provide that in the event the stock has traded at an average price in excess of $2.00 per share for at least 30 days preceding an exercise of any warrants, the holders thereof may elect to exercise the Warrants in whole or in part and instruct the Company to withhold from the securities issuable upon exercise, a number of securities, valued at the current fair market value on the date of exercise, as the payment of the exercise price. The Company has not yet issued these warrants.

          Associated with certain post-petition administrative claims conversions are clauses that could result in additional shares being issued to the creditors or shares being returned to us, based upon certain future stock prices and/or the eventual liquidation prices achieved by the shareholders in relation to their cost basis. Due to the nature of these agreements, we are currently not able to estimate the number of potential shares that may be issued under these arrangements. As of this date, no additional shares have been issued pursuant to these clauses.

          We have also entered into several investment banking, acquisition consulting, legal services, public communication and investor relations agreements whereby we may pay certain monthly retainer fees in cash or stock, at the discretion of the Company. Due to the nature of these agreements, we are currently not able to estimate the number of potential shares that may be issued under these arrangements. As of year-end, no shares had been issued pursuant to these agreements.

          Recent Sales of Unregistered Securities.

     We made the following sales of unregistered securities during the years ended December 31, 2002 and 2001:

     In the first quarter 2001, we issued 165,000 shares of our common stock in exchange for services rendered and amounts due to various creditors.

     On February 23, 2001, we issued 550,000 shares of common stock to two ex-employees per conditions of their employment agreements and other matters. We recorded additional compensation expense of approximately $82,000 associated with this grant.

     On May 11, 2001, we entered into agreements with certain employees of the Company whereby the individuals would agree to be employed by the Company and provide their best efforts in assisting the Company through the reorganization process. The individuals also agreed to a substantially reduced salary during such period and other certain terms and conditions including a period of non-compete. Under these agreements, the Company provided a stock grant to each of the participants for the purposes of managing the reorganization, a reduction in salary, a non-compete agreement and other matters. The agreements also contained a claw-back feature pursuant to which certain shares of common stock would be forfeited if the participant did not continue employment through March 31, 2002. The agreements also contain a provision whereby the Company, at its sole discretion may buy back the shares for $0.10 per share prior to June 30, 2002. A total of 2.4 million shares of common stock have been issued under these agreements.

     In March, 2002, upon the expiration of the above mentioned employment agreements the Company granted options to purchase up to 2.5 million shares of restricted common stock to our two officers, respectively, at a price equal to the market price on date of grant. Such options were granted for the consideration and incentive to continue employment and at a substantially reduced salary through the remainder of 2002 and until such time the Company provides positive cash flow operating earnings. As of December 31, 2002, these options were fully exercised and the respective shares have been issued. The securities issued were exempt from registration under Section 4(2) of the Securities Act.

     Pursuant to the our Plan of Reorganization, 1.8 million shares of new common stock were issued to stockholders of Old Common Stock tendered for exchange and 2.8 million shares were issued in exchange for holders of certain allowed claims under the Plan of Reorganization.

     In accordance with the Plan of Reorganization, we granted options to purchase up to 2 million shares of New Common Stock to key employees and management. Such options vested on the confirmation date (November 6, 2001) with an exercise price equal to the price of the common stock at that date and have a ten-year life. These options were fully exercised and the respective shares have been issued.

     In October 2001, we entered into a collocation/lease agreement with Sunami Ventures, LLC ("Sunami") (a limited liability company managed and controlled by Mr. Henry Paulsen, John Paulsen's father), for approximately 5,000 sq ft. in Roswell, Georgia serving as our branch office and data center/operating facility in Atlanta, Georgia. The lease provides for monthly payments of approximately $20,000 and expires in 2008. Associated with this agreement, we were required to provide a $100,000 security deposit, which has been financed under the Sunami borrowing facility and 1.0 million shares of common stock.. The securities issued were exempt from registration under Section 4(2) of the Securities Act.

          As part of our Plan of Reorganization, we entered into a borrowing facility with Sunami. In accordance with the Plan of Reorganization, Sunami (or others who shall provided post-petition financing) shall receive on account of the borrowings, five shares of New Common Stock for every dollar loaned and a Senior Secured Note for the amount of the borrowings. As of December 31, 2002, eNucleus has received approximately $896,000 under this facility the proceeds of which have been used to satisfy certain petitions resulting from the bankruptcy and post-petition operating requirements. Pursuant to the Sunami financing agreement, in December, 2001, we also entered into a three-year $545,000 secured demand loan agreement with Capital Equity Group. The note agreement is secured by certain of our assets, guaranteed by John Paulsen, our CEO and bears interest at the rate of 16%. During the second quarter Capital Equity Group notified us that they would not be able to satisfy the lending requirements of the facility (eNucleus received approximately $212,000 under this facility). The Company is currently pursuing the formal cancellation of the note and security agreement granted as part of the facility and is exploring its legal rights and remedies arising from Capital Equity Group's inability to complete the transaction. In accordance with the provisions of the Plan of Reorganization, the Company has issued approximately 5.5 million shares of common stock on account of the borrowings to date.

          At various times during the year, certain holders of debts outstanding agreed to convert amounts outstanding into new common stock. A total of $2.6 million of obligations agreed to conversion, including $900,000 of our future lease obligations under the termination of our data center lease, $700,000 of financing provided through Sunami and $1 million of post-petition administrative claims. Approximately 12.0 million shares were issued in conjunction with these conversions. Associated with the post-petition administrative claims conversions are certain clauses that could result in additional shares being issued to the creditors or shares being returned to us, based upon certain future stock prices and/or the eventual liquidation prices achieved by the shareholders in relation to their cost basis. As of this date, no additional shares have been issued pursuant to these clauses.

          During the year, we issued 500,000 shares to a market making organization to sponsor eNucleus on the OTC Bulletin Board and 200,000 shares to an organization for assistance with investor relations and corporate communication services. The securities issued were exempt from registration under Section 4(2) of the Securities Act.

          On December 2, 2002 we issued 50,000 shares of common stock in connection with our acquisition of Strategic Business Group, Inc. ("SBG"). Additionally, the principal shareholder of SBG will be entitled to a stock earn out over the subsequent twenty-four month period equal to 50% of the net earnings of the acquired asset operations. The securities issued were exempt from registration under Section 4(2) of the Securities Act.

          The Common Stock distributed pursuant to the Plan of Reorganization in exchange for a claim against, an interest in or a claim for an administrative expense in the bankruptcy case concerning the Company; or principally in exchange for financing, service or property while under jurisdiction of the court has been issued pursuant to an exemption from registration under federal, state or local securities laws provided by Section 1145(a)(I) of the Bankruptcy Code. Unless otherwise provided for above, we believe that the common stock issued in the above transactions qualifies for the exemption provided under
Section 1145(a)(I) of the Bankruptcy Code. Recipients of securities considered exempt from registration under Section 4(2) of the Securities Act represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. In each instance, offers and sales were made without any public solicitation. No underwriter or broker-dealer was involved in the transactions and no commission was paid. All recipients had adequate access to information about eNucleus.

          Subsequent to year end, we have issued approximately 4.7 million shares of common stock, including 1 million shares subject to an investment banking and acquisition support consulting agreement, 2 million shares pursuant to a financing arrangement, 1.2 million for investor relations and marketing support and 500,000 to certain employees of our recent acquisition pursuant to their employment agreements.


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

          eNucleus is a next generation business process hosting company that delivers software solutions from its national application delivery platform. Our core product offerings include application delivery, managed hosting, high-speed Internet access and data storage. Together, this offering provides our customers with a scaleable platform for the development of their ebusiness initiatives without the extensive capital outlay otherwise required.

          In December 2002, we acquired a company located in Illinois (Strategic Business Group). This company specializes in a proprietary methodology for critical process mapping, which allows customers to map current business processes as well as the transitional processes that will be required to implement software solutions acquired from eNucleus. Additionally, they have extensive experience in software selection, implementation and process improvement consulting. We are continuing to evaluate additional acquisition opportunities.

          We presently earn revenues from the following product and service offerings: application delivery, process mapping, Internet transport, data storage, monitoring, email services and set up fees. We recognize revenue for set up fees over the contract terms. Customers are billed for the services over the course of an engagement at a measured rate or on a recurring fixed-price basis. Operating expenses consist primarily of direct labor and benefits, subcontracted labor or other outside services, commissions, sales and support personnel and advertising costs. Depreciation and amortization expense consists primarily of the depreciation of our fixed assets. We expect these expenses to increase in the future due to the growth of the company.

          On May 10, 2001, as a result of dramatic changes in the Internet industry and financing markets, delays in reaching accord with our short term note holders and other creditors in restructuring our debts and our inability to cure defaults under our data center lease and the landlord's attempts to seize Company assets, we filed a voluntary petition for reorganization under Chapter



11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the
Northern District of Illinois, Eastern Division. We continued to operate as a debtor-in-possession under the supervision of the Bankruptcy Court. On November
6, 2001, the Company's Plan of Reorganization was confirmed thereby enabling the Company to successfully emerge from its Chapter 11 reorganization

          As a result of the confirmation of the Company's Plan of Reorganization on November 6, 2001, . Pursuant to the confirmed Plan of
Reorganization, among other things, holders of certain allowed claims were entitled to receive 1 share of common stock for every $3.00 of allowed claim and stockholders were entitled to receive 1 share of new common stock for every 6 shares of old common stock previously owned. We also adopted fresh-start reporting as required by Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). Under fresh-start reporting, the Company's assets and liabilities were adjusted to fair values and a reorganization value for the entity was determined by the Company based upon the estimated fair value of the enterprise before considering values allocated to debt to be settled in the reorganization. The portion of the reorganization value which could not be attributed to specific tangible or identified intangible assets for the Reorganized Company is referred to as reorganization value in excess of amounts allocable to identifiable assets and is reported as "Goodwill" in the financial statements. Fresh-start reporting resulted in the creation of a new reporting entity for accounting purposes (the
"Company" or the "Reorganized Company") with no accumulated deficit as of November 1, 2001. As a result of adopting SFAS No. 142 (see "Recent Accounting
Pronouncements"), the goodwill recognized in fresh-start reporting will not be amortized, but will be reviewed annually for impairment.

          In December, we decided to close our data center facility in Atlanta and more fully capitalize on our strategic relationship with our collocation facility partner. As a result of this decision, we recorded a restructuring charge of approximately $4.5 million, including the buyout of our lease, write-off of fixed assets associated with the build-out of the datacenter and a charge for the impairment of intangible assets.

Business Strategy

          Our business strategy is to offer ebusiness solutions through the acquisition of leading software companies in specific vertical markets that enjoy strong customer loyalty with applications that can be enabled for delivery over the Internet for a recurring monthly fee. By spreading the network infrastructure costs over multiple companies and other economies of scale, our business strategy can increase overall profitability while reducing risk associated with owning a single application or targeting a single market segment

Operating Results 2002 to 2001

          The financial statements after the Confirmation Date are those of a new reporting entity (the "Reorganized Company") and are not comparable to the pre-confirmation periods of the old reporting entity (the "Predecessor Company".
The following table sets forth our results of operations for the periods indicated.

                                                Year Ending                Two Months                 Ten Months
                                                                             Ending                     Ending
                                                Dec 31, 2002    Percent   Dec. 31, 2001   Percent    Oct. 31, 2001    Percent
                                                ------------    -------  ---------------  -------    -------------    -------
 Revenue                                       $    285,687     100.0%    $    26,981      100.0%     $   398,056     100.0%


 Operating expenses                               1,153,272      403.7        159,970       592.9       1,284,178      322.6

 Stock based compensation expense                      --          --            --         --             82,500       20.7

 Net reorganization expense                       4,517,579    1,581.3           --         --          3,268,326      821.1

 Depreciation and amortization expense              375,621      131.5         62,564       231.9         432,700      108.7
                                               -----------------------------------------------------------------------------
 Operating loss                                  (5,760,785)  (2,016.5)      (195,553)     (724.8)     (4,669,648)  (1,173.1)


 Interest and other income (expense)                  3,157        1.1        (6,841)      (25.3)       (486,605)     (122.3)

 Income tax expense                                    --          --            --         --              --          --
                                               -----------------------------------------------------------------------------
 Net loss                                      $ (5,757,628)  (2,015.4)   $ (202,394)    (750.1)      $ (5,156,253) (1,295.4)
                                               =============================================================================

                                                              11

For the year ended December 31, 2002

          Revenues. Revenues were $286,000 in 2002 representing operations from our managed services and one month's operations of our acquired company, SBG.

          Operating expenses. Operating expenses were $1.2 million in 2002. Operating expenses consist primarily of direct labor and benefits of our technicians and administration, subcontracted labor or other outside services, commissions, sales and support personnel and advertising costs.

          Net reorganization expenses. Reorganization costs recognized during 2002 include $900,000 related to the buyout of our lease, write-off of $1.1 million of fixed assets associated with the build-out of the data center and a $2.5 million charge for the impairment of intangible assets.

          Depreciation and amortization expense. Depreciation and amortization expense was $376,000 in 2002 primarily resulting from depreciation expense associated with the build-out assets of the Atlanta Data Center prior to discontinuance.

          Interest and Other Expense. Interest expense was $84,000 in 2002, offset by $87,000 of miscellaneous income related to the restructuring of a note outstanding.

Two Months Ending December 31, 2001

          Revenues and cost of revenues. Revenues were $27,000 for the two months ending December 31, 2001 representing operations from our managed services. Due to our delays in financing, we have not been able to fully implement our sales and marketing strategy.

          Operating expenses. Operating expenses were $160,000 for two months ending December 31, 2001. Operating expenses included salaries and benefits, facility rentals, utility costs, professional fees as well as costs related to our marketing and business development activities and costs associated with our brand and product offering.

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

          Operating expenses. Operating expenses were $1.3 million for the ten months ending October 31, 2001. Operating expenses included salaries and benefits, facility rentals, utility costs, professional fees as well as costs related to our marketing and business development activities and costs associated with our brand and product offering.

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

Liquidity and Capital Resources

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

          As shown in our results of operations, we incurred a net loss of $5.8 million during the year ending December 31, 2002, of which $4.5 million was related to our restructuring and closing of our data center. During 2002, net cash used in continuing operating activities totaled $596,000 and was primarily the result of operating losses. Cash flow from financing activities provided $600,000 in cash, primarily as a result of our borrowing under the post petition financing arrangements.

          As part of our Plan of Reorganization, we entered into a borrowing facility with Sunami Ventures, LLC ("Sunami") (a related party). Sunami shall receive on account of the borrowings, five shares of New Common Stock for every dollar loaned and a Senior Secured Note for the amount of the borrowings. As of December 31, 2001, eNucleus has received approximately $896,000 under this facility the proceeds of which have been used to satisfy certain petitions resulting from the bankruptcy and post-petition operating requirements. Whether we will be able to draw down additional financing under this facility is presently unknown. We are aggressively pursuing additional sources of funds.

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

          In August 2001, the Financial Accounting Standards Board issued Statement No. 143, Accounting for Asset Retirement Obligations, (SFAS No. 143). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 14, 2002. The Company has reviewed the provisions of SFAS No. 143, and believes that upon adoption on January 1, 2003, it will not have a material impact on its financial position, results of operations or cash flow.

          In July 2002, the Financial Accounting Standards Board issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (SFAS No. 146). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF No. 94-3"). SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred. In contrast, under EITF No. 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Management believes that upon adoption of this new standard, it will not have a material impact on its financial position, results of operations or cash flow.

          In December 2002, the Financial Accounting Standards Board issued Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, (SFAS No. 148). SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No 148 will also require improved disclosure of comparable information on accounting methods used to value such compensation. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The Company has reviewed the provisions of SFAS No. 148 and believes that its adoption will not have a material impact on its financial position, results of operations or cash flow.

Quantitative and Qualitative Disclosures about Market Risk

          The Company does not have significant exposure to changing interest rates. The Company does not undertake any specific actions to cover its exposure to interest rate risk and the Company is not party to any interest rate risk management transactions. The Company does not purchase or hold any derivative financial instruments.

Factors Affecting Future Results

General effects of a bankruptcy filing

          The filing of our bankruptcy petition, and the publicity attendant thereto, may adversely affect our business. Our competitive advantage may also be hindered because of the taint and stigma associated with a bankruptcy petition filing. We believe that such taint and stigma is especially true for companies providing ebusiness infrastructure, including application delivery and managed IT services, because of the fear from potential customer that the company will go out of business and not be able to provide the valuable services. Additionally, although we believe that we have good relationships with our suppliers and vendors, there can be no assurance that such suppliers and vendors will continue to provide such goods and services to us due to the concerns regarding credit worthiness resulting from the chapter 11 proceeding. Also it may be difficult for us to obtain financing (whether debt or equity) as we may require to fund operations and/or growth. Due to delays in our financing, we will need to negotiate payment terms with some of our administrative claim holders. There can be no assurance that we will reach agreement with these parties or be able to satisfy their indebtedness in a timely manner acceptable to them.

          We have been sustaining losses and our independent auditors have expressed doubt about our ability to continue as a going concern.

          Our revenue to date has not been sufficient to offset the expenses incurred in our business activities. We cannot assure you that we will ever achieve profitability. In their report dated March 28, 2003, our independent auditors stated that our financial statements for the year ended December 31, 2002 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of continued operating losses and is subject to our ability to generate profits and/or obtain necessary funding from outside sources, included obtaining funding from the sale of our securities or obtaining loans from various financial sources. The going concern qualification increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

We will need to raise additional funds in the future to finance our operations.

          We have always relied heavily on external financing to fund operations. We will need to raise additional funds to finance continuing operations until cash flows from operations are sufficient. We may seek such funding by offerings of our equity securities, offerings of debt securities or obtaining financing through a bank or other entity. We have not established a limit as to the amount of debt we may incur nor have we adopted a ratio of our equity to a debt allowance. There is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of our outstanding common stock. We could suffer adverse consequences if we are unable to obtain additional capital when needed.

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

Our quarterly operating results could vary dramatically

         Our revenues, gross profit, operating income and net income are likely to vary in the future from quarter to quarter, perhaps substantially. Factors that may affect this quarter-to-quarter variability include:

     o disruption or degradation of our network infrastructure and data centers,
     o    the short-term nature of certain client commitments,
     o fluctuations in Internet and IT spending and bandwidth used by customers,
     o    loss of a major client,
     o    seasonality that may accompany budget cycles,
     o    the timing, size and mix of service and product offerings,
     o    the timing and size of significant software sales,
     o    the timing and size of new projects,
     o    the timing and magnitude of required capital expenditures,
     o pricing changes and increases in capital expenditures in response to various competitive factors,
     o market factors affecting the availability of network interconnectivity and bandwidth for our customers and qualified technical personnel,
     o    timing and client acceptance of new service offerings,
     o changes in the trends affecting the outsourcing of Internet-based IT services,
     o additional selling, general and administrative expenses to acquire and support new business,
     o    increased levels of technological change in the industry, and
     o    general economic conditions.

          Our operating results will be affected by changes in our network charges, Colocation charges and equipment costs.

Network and data center failures could lead to significant costs

          We must protect our network and data center infrastructure and equipment against damage from human error, physical or electronic security breaches, power loss and other facility failures, fire, earthquake, flood, telecommunications failure, sabotage, vandalism and similar events. Despite precautions, a natural disaster, security breach or other unanticipated problems at one or more of our telecommunication switches, POP connections or data centers could result in interruptions in our services or significant damage to our equipment. In addition, failure of any of our telecommunication or data providers, to provide consistent communications and data capacity could result in interruptions in our services. Any damage to or failure of our systems or service providers could result in reductions in, or terminations of, services supplied to our customers, which could have a material adverse effect on our business. We may experience interruptions in specific circuits within our network resulting from events outside our control, which could lead to short-term degradation in the level of performance of our network.

Client satisfaction with our services is critical to our success

          Our customers demand a very high level of service. Our customers generally require service on a 24 hours per day, seven days per week basis. If we incur significant service level commitment obligations in connection with system downtime, our liability insurance may not be adequate to cover these expenses. If we do not meet required service levels, we may have to provide credits to our customers, which could significantly reduce our revenues. As customers outsource more mission-critical operations to us, we are subject to increased liability claims and client dissatisfaction if our systems fail or our customers otherwise become unsatisfied. In the event of any resulting harm to customers, we could be held liable for damages. Awards for such damages might exceed our liability insurance by an unknown but significant amount and could seriously harm our business.

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

Our ability to implement and expand our network is unproven and will require substantial financial, operational and managerial resources

          To satisfy client requirements, we must implement, expand and adapt our infrastructure. We are dependent on service providers for our network capacity. The expansion and adaptation of our infrastructure will require substantial financial, operational and management resources. Our ability to connect and manage a substantially larger number of customers is unknown. We have yet to prove our infrastructure's ability to be scaled up to higher client levels while maintaining superior performance. Furthermore, it may be difficult for us to increase quickly our network capacity in light of current necessary lead times within the industry to purchase circuits and other critical items. If we fail to achieve or maintain high capacity data transmission circuits, client demand could diminish because of possible degradation of service. In addition, as we upgrade our infrastructure to increase bandwidth available to our customers, we expect to encounter equipment or software incompatibility which may cause delays in implementation.

We depend on network interconnections provided by third parties that may raise their fees or deny access

          We rely on a number of public and private network interconnections to allow our customers to connect to other networks. If the networks with which we interconnect were to discontinue their interconnections, our ability to exchange traffic would be significantly constrained. Furthermore, our business will be harmed if these networks do not add more bandwidth to accommodate increased traffic. Many of the companies with which we maintain interconnections are our competitors. There is nothing to prevent any networks, many of which are significantly larger than we are, from charging high usage fees or denying access. In the future, networks could refuse to continue to interconnect directly with us, might impose significant costs on us or limit our customers' access to their networks. In this event, we may not be able to access alternative networks to exchange our customers' traffic on a cost-effective basis. In addition, we may not be able to pass through to our customers any additional costs of utilizing these networks. In these cases, our business could be harmed.

If we are unable to continue to receive cost-effective service from our providers, we may not be able to provide our services on profitable terms

          In delivering our services, we rely on network and services, which are built and operated by others. In order to be able to provide optimal routing to our customers through our infrastructure facilities, we must purchase connections from several providers. We cannot assure you that these providers will continue to provide service to us on a cost-effective basis, if at all, or that these providers will provide us with additional capacity to adequately meet client demand.

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

The work we perform for customers may expose us to liability

          The nature of the services and products we offer expose us to risks. Many of our engagements involve projects that are critical to the operations of our customers' businesses. Our failure or inability to meet a client's needs or to do so in the time frame required by such customers could result in a claim for substantial damages against us, regardless of our responsibility for such failure. Although we intend to obtain general liability and errors and omissions insurance coverage, there can be no assurance that such coverage will be available on reasonable terms or in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage or results in changes to our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business.

We depend on our suppliers

          Although we have not experienced significant problems with our suppliers of services, hardware, software and componentry, there can be no assurance that such relationships will continue or that, in the event of a termination of our relationships with any given supplier, we would be able to obtain alternative sources of supply without a material disruption in our ability to provide products and services to our customers.

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

          We believe that our services do not infringe on the intellectual property rights of others and that we have all rights necessary to utilize the intellectual property employed in our business. However, we are subject to the risk of claims alleging infringement of third-party intellectual property rights. Any such claims could require us to spend significant sums in litigation, pay damages, develop non-infringing intellectual property or acquire licenses to the intellectual property that is the subject of asserted infringement.

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

We face strong competition

          The market for the products and services we offer is highly competitive. Our competitors vary in size and in the scope of the products and new services that they offer. Primary competitors generally include:

     o    complete solution providers,
     o    ISPs (Internet service providers),
     o    web hosting firms,
     o    application hosting firms,
     o    strategic consulting firms,
     o    in-house IT departments of customers, and
     o    computer hardware and service vendors.

          Traditionally, the largest service providers have principally focused on providing solutions to international Fortune 500 companies. A large number of smaller service companies and a growing number of larger companies compete in the middle market segment.

          There are relatively low barriers to entry into our target market. We expect to face competition from established and new companies. Increased competition may result in greater pricing pressure, which could adversely affect our gross margins. In addition, many of our competitors have greater financial, development, technical, marketing and sales resources than we do. As a result, our competitors may be able to adapt more quickly to new or emerging technologies and to changes in client requirements or to devote greater resources than us for the development, promotion, sale and support of Internet-based products and services. In addition, there is a risk that customers may elect to increase their internal IT resources to satisfy their IT solutions needs. We may also enter new markets and offer new services, and expect to face intense competition from existing and new competitors, particularly since barriers of entry in the IT service industry are relatively low. We cannot assure you that we will continue to provide IT services and products demanded by our target market or be able to compete successfully with existing or new competitors. An inability to compete in our market effectively would negatively impact our financial performance and business prospects.

We are dependent on hiring and retaining skilled personnel

          We must attract, hire and retain personnel who possess the skills and experience necessary to operate our business and serve our customers. Competition for individuals with proven skills is intense. In addition, the Internet-based IT service industry in general experiences a high rate of turnover. We compete for such individuals with Internet companies, systems integrators, providers of outsourcing services, temporary personnel agencies, computer systems consultants, customers and potential customers. Many large competitors have extensive campaigns to hire additional technical personnel or have full time recruiters on staff. Competition for quality technical personnel has continued to intensify, resulting in increased personnel costs for many IT service providers. There can be no assurance we will be able to recruit or retain the technical personnel necessary to execute our strategy. Failure to do so would have a material adverse effect on our financial performance and business.

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

Potential customers may not widely adopt Internet solutions, and, if they do, may not outsource such projects

          The market for our products and services will depend upon the adoption of Internet, intranet, extranet and web site solutions by customers. If customers and potential customers choose not to implement such solutions, we will address a smaller market and our revenues could be adversely affected. Some critical unresolved issues concerning the use of Internet solutions are security, reliability, cost, ease of deployment and administration and bandwidth of the Internet itself. These issues may affect the use of such technologies to solve business problems. Some entities would have to change significantly the way they do business to adapt to the Internet. Even if these issues are resolved, businesses might not elect to outsource the design, development and maintenance of their Internet, intranet, extranet and web site solutions to firms such as eNucleus.

ITEM 7        FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

          The following financial statements for eNucleus and independent auditors' report as of December 31, 2002 and 2001 and for the year ended December 31, 2002, the two months ended December 31, 2001 and ten months ended October 31, 2001 are filed as part of this report on Form 10-KSB beginning on page F-1.

          Report of Independent Public Accountants
          Balance Sheets as of December 31, 2002 and 2001
          Statements of Operations for the year ended December 31, 2002, two months ended December 31, 2001 and ten months ended October 31,
              2001
          Statements of Stockholders' Equity (Deficit) for the year ended
              December 31, 2002, two months ended December 31, 2001 and ten months ended October 31, 2001
          Statements of Cash Flows for the year ended December 31, 2002, two months ended December 31, 2001 and ten months ended October 31,
              2001
          Notes to the Financial Statements

ITEM 8 CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          NONE


PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

          The following table contains certain information with respect to our directors and executive officers:

Name                  Age      Position as of the year ended 12/31/01
----                  ---      --------------------------------------

John C. Paulsen       40       Chairman of the Board/Director, Chief Executive
                               Officer, Chief Financial Officer and Secretary

Scott Voss            44       President



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

          Board of Directors

          Currently, John Paulsen is the Company's sole director. As soon as practicably, Mr. Paulsen, intends to fill the vacancies on the Board of Directors resulting from the previous resignations of the Company's other directors. Included in the Directors so appointed will be two representatives from the creditor committee pursuant to the Company's Plan of Reorganization.

          Our last Annual Shareholder Meeting was held on July 14, 2000.
Subsequent to the shareholder meeting, and as a result or restructuring and filing of the Chapter 11 petition, each of the directors previously elected to serve (except Mr. John C. Paulsen) resigned from the Board of Directors. No new directors have been elected.

          Section 16(A) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and persons who own more than 10% of our equity securities, to file initial reports of ownership and reports of changes in ownership of our common stock and other equity securities with the Securities and Exchange Commission.
Executive officers, directors and 10% owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. During the year, no reporting was provided to eNucleus in accordance with this section.

ITEM 10       EXECUTIVE COMPENSATION

          The following table summarizes the compensation paid for the years ended December 31, 2002, 2001 and 2000 to the individuals who served as our chief executive officer during such periods and those serving as current executive officers.

Summary Compensation Table

                                                                                 All Other
Name and Principal Position                    Year    Salary ($)    Bonus ($)   Compensation ($)
---------------------------                    ----    ----------    ---------   ----------------
John C. Paulsen, Chief Executive Officer,      2002      97,707          --           --
President and Secretary (1)                    2001     142,923          --           --
                                               2000     275,000          --          1,195(3)

Scott Voss, President (2)                      2002      35,905          --           --
                                               2001       6,382          --           --

(1)  President until May, 2001.
(2)  President beginning in May, 2001.
(3) Consists of premiums paid for life insurance under which Mr. Paulsen is the beneficiary

                                       21



          The following table summarizes the individual grants of stock options made during the most recent fiscal year to the individuals who served as our named executive officers.

Summary Option Grants in Last Fiscal Year Table

                           Number of Securities       % of Total Options
                            Underlying Options       Granted to Employees      Exercise      Expiration
        Name                     Granted                in Fiscal Year        Price ($/Sh)      Date
        ----                     -------                -------------        ------------       ----
John C. Paulsen                 2,500,000                    50%                $0.006       March, 2003

Scott Voss                      2,500,000                    50%                $0.006       March, 2003

          In March, 2002, upon the expiration of their previous employment agreements the Company granted options to purchase shares of restricted common stock to our two officers, respectively, at a price equal to the market price on date of grant. Such options were granted for the consideration and incentive to continue employment and a substantially reduced salary through the remainder of 2002 and until such time the Company provides positive cash flow operating earnings.

          The following table summarizes the exercise of stock options during the most recent fiscal year by each of the named executive officers and the fiscal year end value of unexercised options.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

                                                             Number of Securities          Value of Unexercised
                                                            Underlying Unexercised             In-the-Money
                      Shares Acquired on      Value          Options at FY-End (#)         Options at FY-end ($)
        Name             Exercise (#)      Realized ($)    Exercisable/Unexercisable     Exercisable/Unexercisable
        ----             ------------      ------------    -------------------------     -------------------------

John C. Paulsen           2,500,000            $ 0                   0 / 0                         0 / 0

Scott Voss                2,500,000            $ 0                   0 / 0                         0 / 0

Compensation of Directors

          Currently, John Paulsen is the Company's sole director. As soon as practicably, Mr. Paulsen, intends to fill the vacancies on the Board of Directors resulting from the previous resignations of the Company's other directors. Mr. Paulsen was not compensated for serving as the Company's director during the last fiscal year. Upon the reconstitution of the Board of Directors, the Company anticipates compensatory arrangements to be made to those serving and participating in the growth and development of the Company, including stock based arrangements.

Employment Contracts

          The Company is currently in the process of entering into new employment agreements with its executive officers.

ITEM 11       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

          Pursuant to the our Plan of Reorganization, we filed an Amended and Restated Certificate of Incorporation with the Delaware Secretary of State. In accordance with the Plan, all outstanding shares of old common stock (ENCS) and warrants and options to purchase old common stock were cancelled. As part of the distribution of the New Common Stock under the Plan of Reorganization, shareholders were to tender their Old Common Stock to the Reorganized Company designated Stock Transfer Agent no later than October 15, 2002, in accordance with written instructions provided to such holders, and in exchange would receive one share of new common stock for every six shares of old common stock previously owned. Any shareholder who did not submit its certificates for exchange prior to October 15, 2002 had its claim or interest and its distribution pursuant to the Plan of Reorganization on account of such Old
Common Stock discharged and shall be forever barred from asserting any such claim or interest against the Reorganized Company or their respective property.
Approximately 1.8 million shares of new common stock were issued under this

                                       22

exchange. Additionally, approximately 2.8 million shares were issued in exchange for holders of certain allowed claims under the Plan of Reorganization. Such holders of allowed claims received 1 share of common stock for every $3.00 of debt claim approved. Any creditor who did not submit its appropriate paperwork for the stock exchange prior to December 23, 2002 had its claim or interest and its distribution pursuant to the Plan of Reorganization on account of such claim discharged and shall be forever barred from asserting any such claim or interest against the Reorganized Company or their respective property.

Security Ownership of Certain Beneficial Officers

          The following table sets forth the number of shares of common stock beneficially owned as of March 28, 2003, by each person known by us to beneficially own more than 5% of the common stock of eNucleus. A beneficial owner of a security includes any person who has the power to vote or sell the shares.

              Name of Beneficial Owner        Amount and Nature       Percent of
              ------------------------          of Beneficial           Class
                                                  Ownership             -----
                                                  ---------

              Sunami Ventures, LLC (1)            3,083,861              9.3%
              Artemis & Co (2)                    1,759,000              5.3%

              (1) Mailing address is 6517 W. 127th Street, Palos Heights, Illinois 60463.
              (2)  Mailing address is 9 Rue Verdaine, 1211 Geneva, Switzerland.

Security Ownership of Directors and Executive Officers

          The following table sets forth the number of shares of common stock beneficially owned as of March 28, 2003 by (i) each of our directors, (ii) our executive officers and (iii) all directors and executive officers as a group. A beneficial owner of a security includes any person who has the power to vote or sell the shares.

              Name of Beneficial Owner        Amount and Nature       Percent of
              ------------------------          of Beneficial           Class
                                                  Ownership             -----
                                                  ---------

              John C. Paulsen (1).                5,141,135 (2)         15.5%
              Scott Voss (1)                      5,486,265             16.5%
              All directors and executive
              officers, as a group               10,627,400             32.0%
              (2 persons)

              (1) Mailing address is 15545 S. 71st Court, Orland Park, Illinois
                  60462.
              (2) Includes shares held directly by Mr. Paulsen and indirectly through a family trust for which Mr. Paulsen acts as majority general partner


ITEM 12       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          As part of our Plan of Reorganization, we entered into a borrowing facility with Sunami Ventures, LLC ("Sunami") (a limited liability company managed and controlled by Mr. Henry Paulsen, John Paulsen's father). In accordance with the Plan of Reorganization, Sunami (or other parties who shall provide post-petition financing) shall each receive on account of the loans, five shares of New Common Stock for every dollar loaned and a Senior Secured Note for the amount of the borrowings. As of December 31, 2002, eNucleus has received approximately $896,000 under this facility the proceeds of which have been used to satisfy certain petitions resulting from the bankruptcy and post-petition operating requirements. Pursuant to the Sunami financing agreement, in December, 2001, we also entered into a three-year $545,000 secured demand loan agreement with Capital Equity Group. The note agreement is secured by certain of our assets, guaranteed by John Paulsen, our CEO and bears interest at the rate of 16% per annum. During the second quarter Capital Equity Group notified us that they would not be able to satisfy the lending requirements of the facility (eNucleus received approximately $212,000 under this facility). The Company is currently pursuing the formal cancellation of the note and security agreement granted as part of the facility and is exploring its legal rights and remedies arising from

Capital Equity Group's inability to fulfill its obligations under the transaction. In accordance with the provisions of the Plan of Reorganization, the Company has issued approximately 5.5 million shares of common stock on account of the borrowings to date. During November and December, Sunami agreed to convert approximately $700,000 of the outstanding financing and release the Company from approximately $450,000 of other obligations for the consideration of restricted common stock valued at $0.20 per share (approximately 5.8 million shares were issued under these conversions).

          In October 2001, we entered into a collocation/lease agreement with Sunami for approximately 5,000 sq ft. in Roswell, Georgia serving as our branch office and data center/operating facility in Atlanta, Georgia. The lease provided for monthly payments of approximately $20,000 and expired in 2008. Associated with this agreement, we were required to provide a $100,000 security deposit, which has been financed under the Sunami borrowing facility and 1.0 million shares of common stock. In conjunction with our restructuring in December, we decided to close our data center facility in Atlanta and more fully capitalize on our strategic partnership with Switch and Data (our collocation facility partner). As a result of this decision, we issued approximately 4.5 million of restricted common stock as consideration for the release of $913,000 of remaining lease obligations as well as the relinquishment of our security deposit and the rights and title to certain leasehold improvements made to the facility.

          On May 11, 2001, we entered into agreements with John Paulsen, our CEO and Scott Voss, our President whereby they would agree to be employed by the Company and provide their best efforts in assisting the Company through the reorganization process. The individuals also agreed to a substantially reduced salary during such period and other certain terms and conditions including a period of non-compete. Under these agreements, the Company provided a stock grant of 850,000 shares to each for the purposes of managing the reorganization, and each agreed to a reduction in salary, a non-compete agreement and other matters. The agreements also contained a claw-back feature pursuant to which certain shares of common stock would be forfeited if the individual did not continue employment through March 31, 2002. The agreements also contain a provision whereby the Company, at its sole discretion may buy back the shares for $0.10 per share prior to June 30, 2002. In accordance with the Plan of Reorganization, we granted options to purchase up to 500,000 shares of common stock to Mr. Paulsen and Mr. Voss, each. Such options vested on the confirmation date (November 6, 2001) with an exercise price equal to the price of the common stock at that date and have a ten-year life. These options were fully exercised and the respective shares have been issued. In March, 2002, upon the expiration of the above mentioned employment agreements the Company granted options to purchase up to 2.5 million shares of restricted common stock to Mr. Paulsen and Mr. Voss, respectively, at a price equal to the market price on date of grant. Such options were granted for the consideration and incentive to continue employment and at a substantially reduced salary through the remainder of 2002 and until such time the Company provides positive cash flow operating earnings. As of December 31, 2002, these options were fully exercised and the respective shares have been issued.

          During the year, we issued 500,000 shares to a market-making organization to sponsor eNucleus on the OTC Bulletin Board. In December, 2002 we issued 200,000 shares to an organization for assistance with investor relations and corporate communication services. The agreements also contain provisions whereby we may pay certain monthly retainer fees in cash or stock, at the discretion of the Company.

          We have also entered into investment banking, acquisition consulting and legal services agreements, whereby we may pay certain monthly retainer fees in cash or stock, in some cases at the discretion of the Company. Due to the nature of these agreements, we are currently not able to estimate the number of potential shares that may be issued under these arrangements. As of year-end, no shares had been issued pursuant to these agreements

ITEM 13       EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit Index

     See Exhibit Index beginning on page A-1.

(b)  Reports on Form 8-K

          On November 7, 2002, we filed a Current Report on Form 8-K relating to the entering into an equity line financing arrangement with Cornell Capital, LLC. On March 4, 2003 we filed a Current Report on Form 8-K relating to formal termination of this agreement and the withdrawal of our SB-2 registration statement associated with this agreement.

ITEM 14       CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of this report, eNucleus management (including our Chief Executive and Financial Officer, John Paulsen) conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in the Exchange Act Rule 13a-14. Based on that evaluation, Mr. Paulsen concluded that the Company's disclosure controls and procedures were effective as of the date of the evaluation. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date of the most recent evaluation.


          SIGNATURE


          In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed by the undersigned, thereunto duly authorized.


Date:  March 28, 2003                       By:  /s/  John C. Paulsen
                                               --------------------------------
                                                      John C. Paulsen
                                                      Chief Executive Officer
                                                      and Principal Financial
                                                      Officer


          Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                 Title                                   Date
---------                 -----                                   ----

/s/  John C. Paulsen      Chief Executive Officer, Chairman    March 28, 2003
---------------------     of the Board and Principal
     John C. Paulsen      Financial and Accounting Officer

                   CERTIFICATION PURSUANT TO RULE 13A-14 UNDER
                 THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, John C. Paulsen, Chairman of the Board and Chief Executive Officer and principal Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of eNucleus, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003                        ENUCLEUS, INC.

                                            By:  /s/  JOHN C. PAULSEN
                                               --------------------------------
                                                      John C. Paulsen,
                                                      Chief Executive Officer
                                                      and Principal Financial
                                                      Officer

INDEX TO FINANCIAL STATEMENTS


Report of Bujan & Associates, Ltd, Independent Public Accountants           F-2

Consolidated Balance Sheets as of December 31, 2002 and 2001                F-3

Consolidated Statements of Operations for the Year Ended
     December 31, 2002, Two Month Period Ended December 31, 2001
     and Ten Month Period Ended October 31, 2001                            F-4

Consolidated Statements of Changes in Shareholders' Equity (Deficit)
     for the Year Ended December 31, 2002, Two Month Period Ended
     December 31, 2001and Ten Month Period Ended October 31, 2001           F-5

Consolidated Statements of Cash Flows for the Year Ended
     December 31, 2002, Two Month Period Ended December 31, 2001
     and Ten Month Period Ended October 31, 2001                            F-6

Notes to Consolidated Financial Statements                                  F-7

Report of Independent Public Accountants

To the Board of Directors and Stockholders of eNucleus, Inc.:

          We have audited the accompanying consolidated balance sheets of eNucleus, Inc. (a Delaware corporation) (the Company) as of December 31, 2002 and 2001, and the related statements of operations, stockholders' (deficit) equity, and cash flows for the year ended December 31, 2002, two month period ended December 31, 2001and the ten month period ended October 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eNucleus, Inc. as of December 31, 2002 and 2001 and the results of their operations and cash flows for the year ended December 31, 2002, two month period ended December 31, 2001and ten month period ended October 31, 2001, in conformity with accounting principles generally accepted in the United States.

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

/s/  Bujan & Associates, Ltd
-----------------------------
     Bujan & Associates, Ltd


Palos Heights, Illinois
March 28, 2003



                                 eNucleus, Inc.
                           Consolidated Balance Sheets
                               As of December 31,



                                                           2002          2001
                                                           ----          ----
ASSETS:

Current assets:
Cash                                                   $     4,932    $       808
Accounts receivable                                         54,893         13,339
Other current assets                                        37,974         51,348
                                                       -----------    -----------

Total current assets                                        97,799         65,495
                                                       -----------    -----------


Property and equipment, net                                491,430      1,850,597
Goodwill and other intangibles, net                      1,771,274      4,186,554
Other assets                                                  --          100,000
                                                       -----------    -----------
Total assets                                           $ 2,360,503    $ 6,202,646
                                                       -----------    -----------



LIABILITIES & STOCKHOLDERS' EQUITY:

Current liabilities:
Notes payable                                          $   425,540    $   633,431
Accounts payable                                           272,798        188,405
Accrued expenses                                           452,161        639,201
                                                       -----------    -----------
Total current liabilities                                1,150,499      1,461,037
                                                       -----------    -----------


Long term liabilities                                      867,689      1,272,069
                                                       -----------    -----------

Total liabilities                                        2,018,188      2,733,106
                                                       -----------    -----------



                                                       -----------    -----------
Redeemable securities                                         --             --
                                                       -----------    -----------


STOCKHOLDERS' EQUITY:

Common stock, $0.001 par value, 100,000,000 shares          33,263           --
authorized, shares issued and outstanding 33,262,872
Additional paid-in capital                               6,269,074           --
New common equity - issuable                                     0      3,671,934
Accumulated deficit                                     (5,960,022)      (202,394)
                                                       -----------    -----------


Total stockholders' equity                                 342,315      3,469,540
                                                       -----------    -----------


Total liabilities and stockholders' equity             $ 2,360,503    $ 6,202,646
                                                       -----------    -----------


          See accompanying notes to Consolidated Financial Statements.

                                      F-3



                                         eNucleus, Inc.
                              Consolidated Statements of Operations



                                                                                  (Predecessor
                                                                                     Company)
                                                                   Two Months       Ten Months
                                                  Year Ending        Ending          Ending
                                                  Dec 31, 2002    Dec. 31, 2001   Oct. 31, 2001
                                                  ------------    ------------    ------------
Revenue                                           $    285,687    $     26,981    $    398,056


Operating expenses                                   1,153,272         159,970       1,284,178

Stock based compensation expense                          --              --            82,500

Net reorganization expense                           4,517,579            --         3,268,326

Depreciation and amortization expense                  375,621          62,564         432,700
                                                  ------------    ------------    ------------
Operating loss                                      (5,760,785)       (195,553)     (4,669,648)



Interest and other income (expense)                      3,157          (6,841)       (486,605)

Income tax expense                                        --              --              --
                                                  ------------    ------------    ------------
Net loss                                          $ (5,757,628)   $   (202,394)   $ (5,156,253)
                                                  ------------    ------------    ------------



Basic and diluted net loss per common share       $      (0.25)   $      (0.01)   $      (0.38)
                                                  ============    ============    ============

Weighted average shares outstanding - basic and     23,006,248      20,009,898      13,507,307
 diluted                                          ============    ============    ============


                  See accompanying notes to Consolidated Financial Statements.

                                              F-4



                                       eNucleus, Inc.
                 Consolidated Statements of Changes in Stockholders' Equity



                                                                   New          Additional
                                       Common Stock               Equity         Paid in
                                  Shares          Amount         Issuable        Capital
                               ------------    ------------    ------------    ------------
Balance, December 31, 2000
 (Predecessor)                   12,905,432    $     12,905    $       --        22,542,262
Issuance of common stock for
 services                           715,000             715            --           106,735
Accretion of Redeemable
 Common Stock                          --              --              --           (62,047)
Net loss
                                       --              --              --              --
Effect of reorganization and
 fresh-start reporting          (13,620,432)        (13,620)      3,671,934     (22,586,950)
                               ------------    ------------    ------------    ------------

Balance, October 31, 2001
 (Predecessor)                         --              --         3,671,934            --
Net loss
                                       --              --              --              --
                               ------------    ------------    ------------    ------------

Balance, December 31, 2001
                                       --              --         3,671,934            --
Issuance of common stock
 through the exchange of Old
 Common Stock (per Plan)          1,749,925           1,750        (874,963)        873,213
Issuance of common stock
 through the exchange of
 creditor claims (per Plan)       2,764,114           2,764      (1,382,057)      1,379,293
Contributed capital from the
 unexchanged stock and debt            --              --        (1,414,914)      1,414,914
Issuance of common stock in
 conjunction with debt
 financings                       5,542,400           5,542            --              --
Common stock issued upon
 conversion of debt              12,046,433          12,047            --         2,556,514
Common stock issued for
 employment services              2,400,000           2,400            --              --
Common stock issued upon
 exercise of options              7,000,000           7,000            --            25,000
Common stock issued for
 services provided                1,710,000           1,710            --            12,690
Issuance of common stock for
 acquisitions                        50,000              50            --             7,450
Net loss
                                       --              --              --              --

                               ------------    ------------    ------------    ------------
Balance, December 31, 2002       33,262,872    $     33,263    $       --      $  6,269,074
                               ============    ============    ============    ============


          See accompanying notes to Consolidated Financial Statements.

                                      F-5



                                       eNucleus, Inc.
                 Consolidated Statements of Changes in Stockholders' Equity
                                         (Continued)


                                  Stock          Treasury      Accumulated
                                 Warrants         Stock          Deficit          Total
                               ------------    ------------    ------------    ------------
Balance, December 31, 2000
 (Predecessor)                      727,349    $   (651,838)    (33,924,689)   $(11,294,011)
Issuance of common stock for
 services                              --              --              --           107,450
Accretion of Redeemable
 Common Stock                          --              --              --           (62,047)
Net loss
                                       --              --        (5,156,253)     (5,156,253)
Effect of reorganization and
 fresh-start reporting             (727,349)        651,838      39,080,942      20,076,795
                               ------------    ------------    ------------    ------------

Balance, October 31, 2001
 (Predecessor)                         --              --              --         3,671,934
Net loss
                                       --              --          (202,394)       (202,394)
                               ------------    ------------    ------------    ------------

Balance, December 31, 2001
                                       --              --          (202,394)      3,469,540
Issuance of common stock
 through the exchange of Old
 Common Stock (per Plan)               --              --              --              --
Issuance of common stock
 through the exchange of
 creditor claims (per Plan)            --              --              --              --
Contributed capital from the
 unexchanged stock and debt            --              --              --              --
Issuance of common stock in
 conjunction with debt
 financings                            --              --              --             5,542
Common stock issued upon
 conversion of debt                    --              --              --         2,568,561
Common stock issued for
 employment services                   --              --              --             2,400
Common stock issued upon
 exercise of options                   --              --              --            32,000
Common stock issued for
 services provided                     --              --              --            14,400
Issuance of common stock for
 acquisitions                          --              --              --             7,500
Net loss
                                       --              --        (5,757,628)     (5,757,628)

                               ------------    ------------    ------------    ------------
Balance, December 31, 2002     $       --      $       --      $ (5,960,022)   $    342,315
                               ============    ============    ============    ============


                See accompanying notes to Consolidated Financial Statements.

                                        F-5 (Con't)



                                           eNucleus, Inc.
                                Consolidated Statements of Cash Flows



                                                                                       (Predecessor
                                                                                         Company)
                                                                         Two Months     Ten Months
                                                          Year Ending      Ending         Ending
                                                         Dec 31, 2002   Dec. 31, 2001  Oct. 31, 2001
                                                          -----------    -----------    -----------
Cash flows from operating activities:
Net loss                                                  $(5,757,628)   $  (202,394)   $(5,156,253)
Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
Net adjustment to assets & liabilities related to                --             --          258,302
Fresh-Start Reporting
Non-cash reorganization expense                             4,517,579           --        2,824,020
Depreciation and amortization                                 375,624         62,564        432,700
Compensation expense from issuance of equity securities          --             --           82,500
Amortization of deferred financial costs and debt                --             --             --
discount
Changes in operating assets and liabilities
  Changes in accounts receivables                              14,154         19,376         37,151
  Changes in other assets                                    (113,374)        (9,284)       117,776
  Changes in payables                                          48,028          9,790        178,615
  Changes in accrued expenses                                 320,013        32,895        606,305
                                                          -----------    -----------    -----------
Net cash in operating operations                             (595,604)       (87,053)      (618,884)
                                                          -----------    -----------    -----------

Cash flows from investing activities:
Capital expenditures                                             --             --          (65,597)
                                                          -----------    -----------    -----------
Net cash (used in)/provided by investing activities              --             --          (65,597)
                                                          -----------    -----------    -----------


Cash flows from financing activities:
Borrowings (repayments) on notes payable                      567,728         85,424        685,466
Proceeds from sale of common stock                             32,000           --             --
                                                          -----------    -----------    -----------
Net cash provided by financing activities                     599,728         85,424        685,466
                                                          -----------    -----------    -----------


Increase in cash                                                4,124         (1,629)           985
Cash, beginning of period                                         808          2,437          1,452
                                                          -----------    -----------    -----------
Cash, end of period                                       $     4,932    $       808    $     2,437
                                                          -----------    -----------    -----------



Non-cash investing and financing activities:
Debt converted to common stock                            $ 1,205,000    $      --      $      --
Stock issued to effect acquisitions                             7,500           --             --
                                                          -----------    -----------    -----------


                    See accompanying notes to Consolidated Financial Statements.

                                                F-6

                                 eNucleus, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

(1)       Description of the Business

          eNucleus (the Company) is a next generation business process hosting company that delivers software solutions from its national application delivery platform. Our core product offerings include application delivery, managed hosting, high-speed Internet access and data storage. Together, this offering provides our customers with a scaleable platform for the development of their ebusiness initiatives without the extensive capital outlay otherwise required.

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

          Pursuant to the our Plan of Reorganization, the Company filed an Amended and Restated Certificate of Incorporation with the Delaware Secretary of State. In accordance with the Plan, all outstanding shares of old common stock
(ENCS) and warrants and options to purchase old common stock were cancelled. As part of the distribution of the New Common Stock under the Plan of Reorganization, shareholders were to tender their Old Common Stock to the Reorganized Company designated Stock Transfer Agent no later than October 15, 2002, in accordance with written instructions provided to such holders, and in exchange would receive one share of new common stock for every six shares of old common stock previously owned. Any shareholder who did not submit its certificates for exchange prior to October 15, 2002 had its claim or interest and its distribution pursuant to the Plan of Reorganization on account of such Old Common Stock discharged and shall be forever barred from asserting any such claim or interest against the Reorganized Company or their respective property. Approximately 1.8 million shares of new common stock were issued under this exchange. Additionally, approximately 2.8 million shares were issued in exchange for holders of certain allowed claims under the Plan of Reorganization. Such holders of allowed claims received 1 share of common stock for every $3.00 of debt claim approved. Any creditor who did not submit its appropriate paperwork for the stock exchange prior to December 23, 2002 had its claim or interest and its distribution pursuant to the Plan of Reorganization on account of such claim discharged and shall be forever barred from asserting any such claim or interest against the Reorganized Company or their respective property.

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

          As part of our Plan of Reorganization, we entered into a borrowing facility with Sunami Ventures, LLC ("Sunami") (a limited liability company managed and controlled by Mr. Henry Paulsen, John Paulsen's father). Sunami shall receive on account of the borrowings, five shares of New Common Stock for every dollar loaned and a Senior Secured Note for the amount of the borrowings. As of December 31, 2001, eNucleus has received approximately $896,000 under this facility the proceeds of which have been used to satisfy certain petitions resulting from the bankruptcy and post-petition operating requirements. Whether we will be able to draw down additional financing under this facility is presently unknown. We are aggressively pursuing additional sources of funds.

          The Company's continued existence is dependent on its ability to achieve future profitable operations and its ability to obtain financial support. Additionally, the Company will need to negotiate payment terms with some of its administrative claim holders. There can be no assurance that the Company will reach agreement with these parties or be able to satisfy their indebtedness in a time manner acceptable to them. The satisfaction of the Company's cash requirements hereafter will depend in large part on its ability to successfully generate revenues from operations and raise capital to fund operations. There can, however, be no assurance that sufficient cash will be generated from operations or that unanticipated events requiring the expenditure of funds within its existing operations will not occur. Management is aggressively pursuing additional sources of funds, the form of which will vary depending upon prevailing market and other conditions and may include high-yield financing vehicles, short or long-term borrowings or the issuance of equity securities. There can be no assurances that management's efforts in these regards will be successful. Under any of these scenarios, management believes that the Company's common stock would likely be subject to substantial dilution to existing shareholders. The uncertainty related to these matters and the Company's bankruptcy status raise substantial doubt about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

          The reorganization value of the Company was based upon the consideration of many factors and various valuation methods, including discounted cash flow analysis using projected financial information, selected publicly traded company market multiples and other applicable ratios and valuation techniques that management believes to be representative of the business and industry. Specifically, the Company considered the conversion price of $16.6 million of creditor debt at $3.00 per share and utilized a net present value cash flow analysis of the Company's three-year financial projections using a discount rate of 16%. Based upon their assumptions and other analysis performed, the Company concluded that a Reorganization Value as determined was an appropriate value. The valuation was based upon a number of estimates and assumptions, which are inherently subject to significant uncertainties and contingencies beyond the Company's control. Accordingly, there can be no assurance that the values reflected in the valuation will be realized, and actual results could vary materially. Moreover, the value of our New Common
Stock, as traded on the national exchange, may differ materially from the reorganization valuation.

          The effect of the Plan and the implementation of Fresh-Start Reporting on the Company's balance sheet as of October 31, 2001 were as follows:

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
                                      ============    ============    ============    ============


     (a)  Reflects the adjustment of property and equipment to fair value

     (b) Reflects the establishment of Goodwill representing the excess of the reorganization value over the aggregate fair value of the Company's tangible and identifiable assets

     (c) Reflects the reclassification of convenience class and employee class payments to be paid under the Plan (d) Reflects the reclassification of secured creditor debt, administrative and tax claims, which have been converted into long term notes payable.

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

                                       F-9

(4)       Reorganization Charges

          In December 2002, the Company decided to close its data center facility in Atlanta and more fully capitalize on its strategic relationship with its collocation facility partner. As a result of this decision, the Company recorded a charge for an impairment of goodwill of approximately $2.5 million and a write-off of fixed assets of approximately $1.1 million. Reorganization costs recognized during the ten months ending October 31, 2001 include liabilities for rejected contracts and lease agreements, professional fees, fees paid to the Unites States Trustee's Office, fresh-start adjustments and other expenses associated with the Chapter 11 proceedings Charges incurred by the predecessor company.


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

          Certain of the Company's contracts, include up-front charges for installation services. The Company defers such revenue and recognizes revenue ratably over the contract terms. .

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

Property and Equipment

          Property and equipment are stated at cost and depreciated on a straight-line basis over their respective estimated useful lives, which are generally three to seven years. In accordance with the fresh-start reporting, the value of the fixed assets was adjusted to fair market value. Equipment utilized for specific client applications are depreciated over the life of that customers contract. Leasehold improvements are amortized over the shorter of the lease period or their estimated useful life using the straight-line method. Maintenance and repairs are charged to expense as incurred, improvements are capitalized.

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

Goodwill and Other Intangible Assets

          In July 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No.142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies criteria that intangible assets must meet in order to be recognized and reported separately from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives will no longer be amortized to expense, but instead will be tested for impairment at least annually. Intangible assets with definite useful lives will be amortized to expense. In accordance with SOP 90-7 and the application of fresh-start reporting, the Company adopted SFAS No. 141 and SFAS No. 142. The adoption of SFAS No. 141 had no impact on our consolidated financial statements. The adoption of SFAS No. 142 results in the classification of the reorganization intangible recognized in fresh-start reporting as goodwill with an indefinite life. As a result, the goodwill will not be amortized, but will be reviewed annually for impairment.

          The Company evaluates its long-lived assets, including goodwill, for impairment whenever events or change in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

          In December 2002, the Company decided to close its data center facility in Atlanta and more fully capitalize on its strategic relationship with its collocation facility partner. As a result of this decision, the Company recorded a charge for an impairment of goodwill of approximately $2.5 million and a write-off of fixed assets of approximately $1.1 million.

Net Loss Per Share

          Basic and diluted net loss per share has been computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. For purposes of computing net loss per share for the two months ended December 31, 2001 and during 2002 until such time the shares were issued, the Company used the estimated number of shares to be issued under the Plan of Reorganization, including those to be issued to certain holders of unsecured creditor claims, those to the shareholder of the Predecessor Company reflecting a 1 for 6 reverse split and other shares issuable under terms of the Plan of Reorganization.

          Diluted net loss per share does not include the effect of the following common equivalent shares as the effect of their inclusion is antidilutive during each period:

                                                         Year Ended December 31,
                                                            2002        2001
                                                            ----        ----
              Shares issuable pursuant to warrants to
              purchase common stock (1)                   1,000,000   1,000,000

              (1) These warrants are issuable in accordance with the Plan of Reorganization, but have not yet been distributed.

(6)       Business Combinations

          During 2002, the company completed one acquisition, Strategic Business Group ("SBG") a company specializing in a proprietary methodology for critical process mapping, which allows customers to map current business processes as well as the transitional processes that will be required to implement software solutions acquired from eNucleus. Additionally, SBG has extensive experience in software selection, implementation and process improvement consulting. Consideration paid was through the assumption of certain net liabilities of approximately $100,000 and a stock earn-out over the subsequent twenty-four month period equal to 50% of the net earnings of the acquired asset operations.

(7)       Financial Statement Components

Accounts Receivable

Accounts receivables are shown net of the allowances for doubtful accounts of $32,000 and $3,500 for 2002 and 2001, respectively.

Property and Equipment

          Property and equipment consisted of furniture, fixtures, and computer equipment and are net of accumulated depreciation of $171,000 and $63,000 as of December 31, 2002 and 2001, respectively.

Accrued Expenses

          Accrued expenses consisted of the following:

                                                    December 31,
                                                    2002             2001
           Accrued interest                      $  15,395        $   6,841
           Accrued payroll and commissions         143,656           63,062
           Tax liabilities                         208,934           94,262
           Professional fees                        53,500          388,768
           Other                                    30,676           86,268
                                                 ---------        ---------
                                                 $ 452,161        $ 639,201
                                                 ---------        ---------


(8)       Bank Borrowings and Debt

As of December 31, 2002 the Company's total long-term debt outstanding was as follows:

                  Reorganized Company--
                      Senior Secured Notes Payable          235,551
                      Bank Note Payable                     646,231
                      Tax Claim Notes Payable               219,495
                      Other Notes Payable                   191,952
                                                         ----------

                                                          1,293,229
                  Less current maturities                  (425,540)
                                                         ----------

                                                         $  867,689
                                                         ==========




          Upon confirmation of the Company's Plan of Reorganization, all of the outstanding indebtedness was restructured. Pursuant to the Plan, the following notes payables are outstanding.

          As part of our Plan of Reorganization, the Company entered into a borrowing facility with Sunami Ventures, LLC ("Sunami") (a related party) for $1.5 million, of which $1.0 million of this facility is designated for the purpose of financing equipment on behalf of customers. Sunami shall receive on account of the borrowings, five shares of New Common Stock for every dollar loaned and a Senior Secured Note for the amount of the borrowings. As of December 31, 2001, eNucleus has received approximately $321,000 under this facility the proceeds of which have been used to satisfy certain petitions resulting from the bankruptcy and post-petition operating requirements. Pursuant to the Sunami financing agreement, in December, 2001, the Company entered into a three-year $545,000 secured demand loan agreement with Capital Equity Group. The note agreement is secured by certain our assets, guaranteed by Mr. Paulsen and bears interest at the rate of 16%. As of December 31, 2001, eNucleus has received approximately $62,000 under this facility and subsequent to year-end the Company have received an additional $145,000 through March 31, 2002.

          The Bank Note Payable of $500,000 plus accrued interest and attorney's fees was restructured into a three year secured note in the amount of the total allowed claim less $225,000 which is payable by the Company as soon as reasonably practicable. To date, the Company has paid $50,000 toward the $225,000 payment due and is currently in default of the restructure note. The Company is in discussions with the bank on restructuring such remaining amounts due. The note is secured by a first priority lien on all of the Company's Litigation Claims and a second priority lien on all other assets of the Company.

          Holders of allowed tax claims, including the Internal Revenue Service and certain state revenue agencies, received in full satisfaction, settlement of and in exchange for its tax claim, a six year 6.5% promissory note in an amount equal to the principal amount of its tax claims, payments of principal and interest due monthly. The Company issued notes totaling approximately$330,000 for allowed tax claims. No payments have been made against these notes.

          Other notes payable include a 3-year note payable to a previous landlord of the Company in the amount of its total allowed claim of approximately $142,000. Monthly payments of $1,000 are due with the first payment in each year due of $10,000. The final payment will include the remaining outstanding principal plus accrued interest. No payments have been made against this note. Also included in other notes payable is a note payable to a unsecured claimant prior to the Company's filing of bankruptcy, who in accordance with the Plan of Reorganization, elected to take a Junior Secured Note on the portion of the unsecured claim. Such note accrues interest at 12% per annum with principal and interest due in twenty-four months from the date of issuance. No payments have been made against this note.

          The following discussion covers bank borrowings and other debt outstanding of the Predecessor Company.

          On March 21, 2000, the Company issued senior bridge notes in the aggregate principal amount of $6,104,000. The note investors also received 1,692,172 shares of common stock. As of the date of filing for bankruptcy, these notes were outstanding in full.

          The Company entered into a $500,000 line of credit facility with a bank, which is secured by the assets of the Company and personally guaranteed by the Company's President. The line of credit bears interest at the rate of prime plus one percent and was payable upon demand. This facility has been restructured as a result of the reorganization and is currently due.

          In conjunction with an acquisition in 1999, the Company issued a $1,000,000 subordinated note. The note bore interest at the rate of prime plus one percent, and was secured by 400,000 shares of common stock of the Company's majority shareholder. As of the date of filing for bankruptcy, approximately $400,000 was outstanding under the note.

(9)       Stockholders' Equity

          Pursuant to the Plan of Reorganization, the Company filed an Amended and Restated Certificate of Incorporation with the Delaware Secretary of State. The Company's Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock, par value $.001 per share, and 10,000,000 shares of preferred stock, par value $.001 per share.

          In accordance with the Plan, all outstanding shares of old common stock (ENCS) and warrants and options to purchase old common stock were cancelled. As part of the distribution of the New Common Stock under the Plan of Reorganization, shareholders were to tender their Old Common Stock to the Reorganized Company designated Stock Transfer Agent no later than October 15, 2002, in accordance with written instructions provided to such holders, and in exchange would receive one share of new common stock for every six shares of old common stock previously owned. Any shareholder who did not submit its certificates for exchange prior to October 15, 2002 had its claim or interest and its distribution pursuant to the Plan of Reorganization on account of such Old Common Stock discharged and shall be forever barred from asserting any such claim or interest against the Reorganized Company or their respective property. Approximately 1.8 million shares of new common stock were issued under this exchange. Additionally, approximately 2.8 million shares were issued in exchange for holders of certain allowed claims under the Plan of Reorganization. Such holders of allowed claims received 1 share of common stock for every $3.00 of debt claim approved. Any creditor who did not submit its appropriate paperwork for the stock exchange prior to December 23, 2002 had its claim or interest and its distribution pursuant to the Plan of Reorganization on account of such claim discharged and shall be forever barred from asserting any such claim or interest against the Reorganized Company or their respective property.

          On May 11, 2001, the Company entered into agreements with certain employees of the Company whereby the individuals would agree to be employed by the Company and provide their best efforts in assisting the Company through the reorganization process. The individuals also agreed to a substantially reduced salary during such period and other certain terms and conditions including a period of non-compete. Under these agreements, the Company would provide a stock grant to manage the reorganization, reduction in salary, non-compete agreement and other matters. The agreements contained a claw-back feature whereby if the individual did not continue employment through March 31, 2002 certain shares of common stock would be forfeited. The agreements also contain a provision whereby the Company, at its sole discretion may buy back the shares for $0.10 per share prior to June 30, 2002. A total of 2.4 million shares of common stock have been issued under these agreements.

          In October 2001, the Company entered into a collocation/lease agreement with Sunami Ventures, LLC ("Sunami") (a limited liability company managed and controlled by Mr. Henry Paulsen, John Paulsen's father), for approximately 5,000 sq ft. in Roswell, Georgia serving as our branch office and data center/operating facility in Atlanta, Georgia. The lease provides for monthly payments of approximately $20,000 and expires in 2008. Associated with this agreement, the Company was required to provide a $100,000 security deposit, which has been financed under the Sunami borrowing facility and 1.0 million shares of common stock..

          As part of our Plan of Reorganization, the Company entered into a borrowing facility with Sunami. In accordance with the Plan of Reorganization, Sunami (or others who shall provided post-petition financing) shall receive on account of the borrowings, five shares of New Common Stock for every dollar loaned and a Senior Secured Note for the amount of the borrowings. As of December 31, 2002, eNucleus has received approximately $896,000 under this facility the proceeds of which have been used to satisfy certain petitions resulting from the bankruptcy and post-petition operating requirements. Pursuant to the Sunami financing agreement, in December, 2001, the Company also entered into a three-year $545,000 secured demand loan agreement with Capital Equity Group. The note agreement is secured by certain of our assets, guaranteed by John Paulsen, our CEO and bears interest at the rate of 16%. During the second quarter Capital Equity Group notified the Company that they would not be able to satisfy the lending requirements of the facility (the Company received approximately $212,000 under this facility). The Company is currently pursuing the formal cancellation of the note and security agreement granted as part of the facility and is exploring its legal rights and remedies arising from Capital Equity Group's inability to complete the transaction. In accordance with the provisions of the Plan of Reorganization, the Company has issued approximately
5.5 million shares of common stock on account of the borrowings to date.

          At various times during the year, certain holders of debts outstanding agreed to convert amounts outstanding into new common stock. A total of $2.6 million of obligations agreed to conversion, including $900,000 of future lease obligations under the termination of the data center lease, $700,000 of financing provided through Sunami and $1 million of post-petition administrative claims. Approximately 12.0 million shares were issued in conjunction with these conversions. Associated with the post-petition administrative claims conversions are certain clauses that could result in additional shares being issued to the creditors or shares being returned to the Company, based upon certain future stock prices and/or the eventual liquidation prices achieved by the shareholders in relation to their cost basis. As of this date, no additional shares have been issued pursuant to these clauses.

          During the year, the Company issued 500,000 shares to a market making organization to sponsor them on the OTC Bulletin Board and 200,000 shares to an organization for assistance with investor relations and corporate communication services.

          On December 2, 2002 the Company issued 50,000 shares of common stock in connection with its acquisition of Strategic Business Group, Inc. ("SBG"). Additionally, the principal shareholder of SBG will be entitled to a stock earn out over the subsequent twenty-four month period equal to 50% of the net earnings of the acquired asset operations.

          In the first quarter 2001, The Company issued 165,000 shares of our common stock in exchange for services rendered and amounts due to various creditors.

          On February 23, 2001, the Company issued 550,000 shares of common stock to two ex-employees per conditions of their employment agreements and other matters. The Company recorded additional compensation expense of approximately $82,000 associated with this grant.

          Subsequent to year end, the Company has issued approximately 4.7 million shares of common stock, including 1 million shares subject to an investment banking and acquisition support consulting agreement, 2 million shares pursuant to a financing arrangement, 1.2 million for investor relations and marketing support and 500,000 to certain employees of a recent acquisition pursuant to their employment agreements.

(10)      Stock Options and Warrants

          In accordance with the Plan of Reorganization, all outstanding warrants and options to purchase common stock at the time of filing for bankruptcy protection were cancelled and the Company granted options to purchase up to 2 million shares of New Common Stock to key employees and management. Such options vested on the confirmation date (November 6, 2001) with an exercise price equal to the price of the common stock at that date and have a ten-year life. In March, 2002, upon the expiration of the employment agreements of Mr. Paulsen and Mr. Voss, the Company granted options to purchase up to 2.5 million shares of restricted common stock, respectively, at a price equal to the market price on date of grant. Such options were granted for the consideration and incentive to continue employment and at a substantially reduced salary through the remainder of 2002 and until such time the Company provides positive cash flow operating earnings.

          In accordance with the Plan of Reorganization, the Company agreed to issue warrants to purchase 1 million shares of common stock to certain unsecured creditors pro rata in accordance with the amount of their allowed claims. The Warrants give the holders thereof the right to purchase, at any time for a period of seven years from the date of issuance (i.e., the effective date of the Plan), one share of the New Common Stock at a price of Twenty Cents ($0.20) per share. The Warrants also contain a "Cashless Exercise" provision which provide that in the event the stock has traded at an average price in excess of $2.00 per share for at least 30 days preceding an exercise of any warrants, the holders thereof may elect to exercise the Warrants in whole or in part and instruct the Company to withhold from the securities issuable upon exercise, a number of securities, valued at the current fair market value on the date of exercise, as the payment of the exercise price. The Company has not yet issued these warrants.

Fair Value Disclosures

          The Company uses the intrinsic value method in accounting for its employee stock-based compensation plans. Had compensation cost been determined in accordance with SFAS No. 123 for all of the Company's employee stock-based compensation plans, net loss and net loss per share would have been changed to the amounts indicated below (in thousands, except per share data):


                                          Two Months     Ten Months
                                          Year Ended       Ended          Ended
                                           Dec. 31        Dec. 31        Oct. 31
                                            2002           2001           2001
                                            ----           ----           ----
               Net loss
               As reported               $(5,758)        $ (202)       $(5,156)
               Pro forma                  (5,758)          (202)        (5,161)
               Basic and diluted net
                 loss per share:
               As reported               $ (0.25)        $(0.01)       $ (0.38)
               Pro forma                   (0.25)         (0.01)         (0.38)

          The fair value of each stock option and warrant is estimated on the date of grant using the Black-Scholes option pricing model with no expected dividends, expected lives of the contractual term (generally 10 years), risk-free interest rates of 4.2-6.5% and volatility of 260%.



A summary of the Company's option activity for the years ended December 31, 2001 d 2000 are as follows:

                                                              2002                                 2001
                                                              ----                                 ----
                                                                                                     Weighted Average
                                                   Shares             Shares            Shares        Exercise Price
                                                   ------             ------            ------        --------------
Outstanding at beginning of year                          0              $0.00        3,932,000              $0.75
Granted                                           5,000,000               0.01        4,050,000               0.07
Forfeited/Cancelled                                       0               0.00        4,932,000               0.63
Exercised                                         5,000,000               0.01        3,050,000               0.03
                                                  ---------               ----        ---------               ----
Outstanding at the end of the year                        0               0.00                0               0.00
                                                          -               ----                -               ----

Exercisable at the end of the year                       --                 --               --                 --


The weighted average fair value of options granted during the years ended
December 31, 2002 and 2001 was $0.01.

  As of December 31, 2001, there were no outstanding options.

  A summary of the Company's warrant activity for the years ended December 31, 2002 and 2001 are as follows:


                                                                2002                                2001
                                                                ----                                ----
                                                                    Weighted Average                    Weighted Average
                                                      Shares         Exercise Price      Shares         Exercise Price
                                                      ------         --------------      ------         --------------
Outstanding at beginning of year                          0              $0.00          798,070              $2.14
Granted                                                   0                  0                0                  0
Forfeited                                                 0                  0          798,070               2.14
Exercised                                                 0                  0                0                  0
                                                        ---                ---              ---                ---
Outstanding at the end of the year                        0                  0                0                  0
                                                        ---                ---              ---                ---

Exercisable at the end of the year                        0                  0                0                  0
                                                        ---                ---              ---                ---


(11)      Commitments and Contingencies

Leases

          The Company's rent expense was $158,000, $28,000 and $196,000 for the year ended December 31, 2002, two months ended December 31, 2001 and ten months ended October 31, 2001, respectively. The Company leases currently expire during 2003 and is currently evaluating its

Contingencies

          The Company is engaged in certain legal actions arising in the ordinary course of business. The Company believes that it has adequate legal defenses and that the ultimate outcome of these actions will not have a material effect on the Company's financial position and results of operations. Prior to our filing for protection under bankruptcy, the Company was a party to several creditor collection actions. However, as a result of our bankruptcy filing, these matters and many other threatening proceedings have been resolved and terminated. The Company believe that there is no proceeding threatened or pending against us which, if determined adversely, would have a material adverse effect on the financial condition or results of operations of eNucleus.

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

                                      F-16

(12)      Related-party transactions.

          As part of our Plan of Reorganization, the Company entered into a borrowing facility with Sunami Ventures, LLC ("Sunami") (a limited liability company managed and controlled by Mr. Henry Paulsen, John Paulsen's father). In accordance with the Plan of Reorganization, Sunami (or others who shall provided post-petition financing) shall receive on account of the borrowings, five shares of New Common Stock for every dollar loaned and a Senior Secured Note for the amount of the borrowings. As of December 31, 2002, eNucleus has received approximately $896,000 under this facility the proceeds of which have been used to satisfy certain petitions resulting from the bankruptcy and post-petition operating requirements. Pursuant to the Sunami financing agreement, in December, 2001, the Company also entered into a three-year $545,000 secured demand loan agreement with Capital Equity Group. The note agreement is secured by certain of our assets, guaranteed by John Paulsen, our CEO and bears interest at the rate of 16%. During the second quarter Capital Equity Group notified the Company that they would not be able to satisfy the lending requirements of the facility (eNucleus received approximately $212,000 under this facility). The Company is currently pursuing the formal cancellation of the note and security agreement granted as part of the facility and is exploring its legal rights and remedies arising from Capital Equity Group's inability to complete the transaction. In accordance with the provisions of the Plan of Reorganization, the Company has issued approximately 5.5 million shares of common stock on account of the borrowings to date. During November and December, Sunami agreed to convert approximately $700,000 of the outstanding financing and release the Company from approximately $450,000 of other obligations for the consideration of restricted common stock valued at $0.20 per share (approximately 5.8 million shares were issued under these conversions).

          In October 2001, the Company entered into a collocation/lease agreement with Sunami for approximately 5,000 sq ft. in Roswell, Georgia serving as our branch office and data center/operating facility in Atlanta, Georgia. The lease provided for monthly payments of approximately $20,000 and expired in 2008. Associated with this agreement, the Company was required to provide a $100,000 security deposit, which has been financed under the Sunami borrowing facility and 1.0 million shares of common stock. In conjunction with our restructuring in December, the Company decided to close our data center facility in Atlanta and more fully capitalize on our strategic partnership with Switch and Data (our collocation facility partner). As a result of this decision, the Company issued approximately 4.5 million of restricted common stock as consideration for the release of $913,000 of remaining lease obligations as well as the relinquishment of our security deposit and the rights and title to certain leasehold improvements made to the facility.

          On May 11, 2001, the Company entered into agreements with John Paulsen, CEO and Scott Voss, President whereby they would agree to be employed by the Company and provide their best efforts in assisting the Company through the reorganization process. The individuals also agreed to a substantially reduced salary during such period and other certain terms and conditions including a period of non-compete. Under these agreements, the Company would provide a stock grant of 850,000 shares, each, to manage the reorganization, reduction in salary, non-compete agreement and other matters. The agreements contained a claw-back feature whereby if the individual did not continue employment through March 31, 2002 certain shares of common stock would be forfeited. The agreements also contain a provision whereby the Company, at its sole discretion may buy back the shares for $0.10 per share prior to June 30, 2002. In accordance with the Plan of Reorganization, the Company granted options to purchase up to 500,000 shares of common stock to Mr. Paulsen and Mr. Voss, each. Such options vested on the confirmation date (November 6, 2001) with an exercise price equal to the price of the common stock at that date and have a ten-year life. These options were fully exercised and the respective shares have been issued. In March, 2002, upon the expiration of the above mentioned employment agreements the Company granted options to purchase up to 2.5 million shares of restricted common stock to Mr. Paulsen and Mr. Voss, respectively, at a price equal to the market price on date of grant. Such options were granted for the consideration and incentive to continue employment and at a substantially reduced salary through the remainder of 2002 and until such time the Company provides positive cash flow operating earnings. As of December 31, 2002, these options were fully exercised and the respective shares have been issued.


(13)      Income Taxes

          As part of the process of preparing the Company's financial statements, management is required to estimate income taxes. This process involves estimating the Company's actual current tax exposure together with assessing temporary differences resulting from differing treatment of items.
These differences result in deferred tax assets and liabilities. The Company assesses the recoverability of its deferred tax assets in accordance with the provisions of FAS 109. In accordance with that standard, the Company recorded a full valuation allowance for its net deferred tax assets as of December 31, 2002. The Company intends to maintain a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support the reversal of the remaining reserve. Until such time, except for minor state and local tax provisions, the Company will have no reported tax provision, net of valuation allowance adjustments. In the event the Company was to determine, based on the existence of sufficient positive evidence, that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made.

          As of December 31, 2000, the Company had generated net operating loss carryforwards of approximately $32 million. The Company recorded a valuation allowance for the full benefit of the loss carryforward. During 2001 the Company filed for bankruptcy protection. As a result of the approved Plan of Reorganization, there has been a substantial change in ownership resulting from the creditors conversion into common stock and other matters. Federal and state tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a shift in the ownership of the Company, which constitutes an "ownership change" as defined by Internal Revenue Code,
Section 382. However, there are certain exceptions related to bankruptcy.
Management has not yet determine the impact of the bankruptcy on its loss carryforwards, however any amounts that would arise would be fully reserved through a valuation allowance. Subsequent to the Reorganization, the Company has generated net operating loss carryforwards of approximately $4 million. The
Company has recorded a valuation allowance for the full benefit of the loss carryforward.

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

(15)      VALUATION AND QUALIFYING ACCOUNTS

                                                        Balance at     Charges to                 Balance
                                                        Beginning      Operating    Accounts      at End
     Accounts receivable allowance activity             of Period       Expenses   Written-off   of Period
     --------------------------------------             ---------      --------    -----------   ---------
                 (in thousands)

For the year ending December 31, 2002                     $   4          $  28         $  0         $ 32
For the two months ending December 31, 2001               $   0           $  4            $          $ 4
                                                                                          0
For the ten months ending October 31, 2001                $   0          $  22      $  (22)          $ 0


                                                   F-18

EXHIBIT INDEX


Exhibit No.         Description


2.1 Plan of Reorganization of eNucleus, Inc. and Confirmation Order by the U.S. Bankruptcy Court for the Northern District of Illinois dated November 8, 2001 (Incorporated by reference to the Company's 2000 Form 10-KSB filed on March 21, 2002)

3.1 Certificate of Incorporation of eNucleus, Inc. (Incorporated by reference to the Company's Definitive Proxy Statement filed on May 12, 2000)

3.2 By-Laws (Incorporated by reference to the Company's Definitive Proxy Statement filed on May 12, 2000)

10.1 Incentive Stock Option Plan (Incorporated by reference to the Company's 1999 Form 10-KSB filed on April 14, 2000)

10.2 Stock Purchase Plan (Incorporated by reference to the Company's 1999 Form 10-KSB filed on April 14, 2000)

23.1                Consent of Bujan & Associates, Ltd.

99.1 Certification Pursuant to 18 U.S.A. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002