Form 10QSB
period 2003-03-31
ENUCLEUS INC
filed 2003-05-13
CIK 761034

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the Transition period from            to
                                            ----------    ----------

                         COMMISSION FILE NUMBER 0-14039

                                 eNUCLEUS, INC.

                 (Name of Small Business Issuer in its charter)



            DELAWARE                                             11-2714721
 ------------------------------                               -----------------
(State or other jurisdiction of                              (I.R.S. Employer
  corporation or organization)                               Identification No.)

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

     As of March 31, 2003, the number of common stock shares outstanding was approximately 37,963,000 shares.


     Transitional Small Business Disclosure Format (check one) Yes     No  X
                                                                  -----  -----

 PART I
                              FINANCIAL INFORMATION

                                                                           Page
                                                                           ----

ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets as of March 31, 2003
            (Unadudited) and December 31, 2001.                              3

          Condensed Consolidated (Unaudited) Statements of Operations
            for the three months ended March 31, 2003 and 2002               4

          Condensed Consolidated (Unaudited) Statements of Cash Flows
            for the three months ended March 31, 2003 and 2002               5

          Notes to Condensed Consolidated (Unaudited) Financial Statements   6


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS                                             11


                                     PART II
                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                 16

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                         16

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                   17

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               17

ITEM 5.   OTHER INFORMATION                                                 17

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                  17

FORM 10-QSB SIGNATURE PAGE                                                  17

--------------------------------------------------------------------------------
                                                                          Page 2



PART I
                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                                  eNUCLEUS, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS



                                                        March 31,       Dec 31,
                                                        ---------       -------
                                                          2003            2002
                                                          ----            ----
                                                       (unaudited)
ASSETS:
Current assets:
Cash                                                   $    25,253    $     4,932
Accounts receivable                                        104,037         54,893
Other current assets                                       131,266         37,974
                                                       -----------    -----------
Total current assets                                       260,556         97,799
                                                       -----------    -----------

Property and equipment, net                                463,331        491,430
Goodwill and other intangibles, net                      1,775,872      1,771,274
Other assets                                                                 --
                                                       -----------    -----------
Total assets                                           $ 2,499,759    $ 2,360,503
                                                       ===========    ===========

LIABILITIES & STOCKHOLDERS' EQUITY:
Current liabilities:
Notes payable                                          $   445,767    $   425,540
Accounts payable                                           382,800        272,798
Accrued expenses                                           485,137        452,161
                                                       -----------    -----------
Total current liabilities                                1,313,704      1,150,499
                                                       -----------    -----------

Long term liabilities                                      867,688        867,689
                                                       -----------    -----------
Total liabilities                                        2,181,392      2,018,188
                                                       -----------    -----------

                                                       -----------    -----------
Redeemable securities                                                        --
                                                       -----------    -----------

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 100,000,000 shares          37,963         33,263
authorized, shares issued and outstanding 37,962,872
and 33,262,872, respectively
Additional paid-in capital                               6,536,374      6,269,074
New common equity - issuable                                                 --
Accumulated deficit                                     (6,255,970)    (5,960,022)
                                                       -----------    -----------

Total stockholders' equity                                 318,367        342,315
                                                       -----------    -----------

Total liabilities and stockholders' equity             $ 2,499,759    $ 2,360,503
                                                       ===========    ===========


  See accompanying notes to condensed unaudited financial statements.

--------------------------------------------------------------------------------
                                                                          Page 3

                                 eNUCLEUS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 Three Months      Three Months
                                                    Ended              Ended
                                                   March 31,           March 31,
                                                    2003                2002


 Revenue                                         $    211,814      $     33,318


Operating expenses                                    306,520           185,919

Stock based compensation and expenses                 148,000              --

Net reorganization expense                              7,465            38,376

Depreciation and amortization expense                  37,486            93,846
                                                 ------------      ------------
Operating loss                                       (287,657)         (284,823)


Interest and other income (expense)                    (8,290)          (14,146)

Income tax expense                                       --                --
                                                 ------------      ------------
 Net loss                                        $   (295,947)     $   (298,969)
                                                 ============      ============

  Basic and diluted net loss per common
share                                            $      (0.01)     $      (0.01)

Weighted average shares outstanding -
basic and diluted                                  37,962,872        20,009,898


  See accompanying notes to condensed unaudited financial statements.

--------------------------------------------------------------------------------
                                                                          Page 4



                                 eNUCLEUS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                       Three Months Ended
                                                                      March 31,    March 31,
                                                                         2003         2002
                                                                      ---------    ---------
Cash flow from operating activities
Net loss                                                              $(295,947)   $(298,969)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities
  Depreciation and amortization expense                                  37,486       93,846
  Compensation expense related to issuance of equity securities         148,000
  Changes in operating assets and liabilities                            49,941      108,660
                                                                      ---------    ---------
Net cash used in operating activities                                   (60,520)     (96,463)
                                                                      ---------    ---------

Cash flow from investing activities
  Capital expenditures                                                   (9,387)
                                                                      ---------    ---------
Net cash used for investing activities                                   (9,387)        --
                                                                      ---------    ---------

Cash flow from financing activities
  Proceed from notes payable, net                                        90,228       96,446
                                                                      ---------    ---------
Net cash provided by financing activities                                90,228       96,446
                                                                      ---------    ---------

Increase (decrease) in cash                                              20,321          (17)
Cash, beginning of period                                                 4,932          808

                                                                      ---------    ---------
Cash, end of period                                                   $  25,253    $     791
                                                                      =========    =========


  See accompanying notes to condensed unaudited financial statements.

---------------------------------------------------------------------------------------------
                                                                                       Page 5

                                 eNUCLEUS, INC.
        NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS
                                 March 31, 2003


NOTE 1.   GENERAL

     eNucleus is a next generation business process hosting company that delivers software solutions from its application delivery platform. Our core product offerings include application delivery, managed hosting, strategic design of implementation services, high-speed Internet access and data storage. Together, these offerings provide our customers with a scaleable platform for the development of their ebusiness initiatives without the extensive capital outlay otherwise required. Our goal is to become a recognized leader in application delivery and managed IT services industry. eNucleus' business strategy is to offer ebusiness solutions through the acquisition of leading software companies in specific vertical markets that enjoy strong customer loyalty with applications that can be enabled for delivery over the Internet for a recurring monthly fee. By spreading the network infrastructure costs over multiple companies and other economies of scale, our business strategy can increase overall profitability while reducing risk associated with owning a single application or targeting a single market segment.


NOTE 2.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements include eNucleus, Inc. and its wholly owned subsidiary Alliance Net, Inc. The statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information, the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain amounts have been reclassified from the previously reported financial statements in order to conform to the financial statement presentation of the current period. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

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

     Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. These financial statements should be read in conjunction with our audited consolidated financial statements and footnotes for the year ended December 31, 2002 that are included in our annual report on Form 10-KSB.

NOTE 3.   FINANCIAL RESULTS AND LIQUIDITY

     We continued to operate as a debtor-in-possession under the supervision of the Bankruptcy Court. On November 6, 2001, the Company's Plan of Reorganization was confirmed thereby enabling the Company to successfully emerge from its Chapter 11 reorganization. Pursuant to the confirmed Plan of Reorganization, among other things, holders of certain allowed claims will receive 1 share of

--------------------------------------------------------------------------------
                                                                          Page 6
common stock for every $3.00 of debt. Also pursuant to the Plan, the Company's common stock has undergone a 1 for 6 reverse stock split resulting in current stockholders receiving 1 share of new common stock for every 6 shares of old common stock currently owned.

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

     As shown in our results of operations, we continue to incur losses from operations. During the three month period ended March 31, 2003, we incurred a net loss of $300,000, of which approximately $200,000 relates to non-cash charges for stock based compensation and expenses and depreciation and amortization charges. During 2002, we incurred a net loss of $5.8 million for the year ending December 31, 2002, of which $4.5 million was related to our restructuring and closing of our data center.

     As part of our Plan of Reorganization, we entered into a borrowing facility with Sunami Ventures, LLC ("Sunami") (a related party). Sunami shall receive on account of the borrowings, five shares of New Common Stock for every dollar loaned and a Senior Secured Note for the amount of the borrowings. As of March 31, 2003, eNucleus has received approximately $1 million under this facility the proceeds of which have been used to satisfy certain petitions resulting from the bankruptcy and post-petition operating requirements. Whether we will be able to draw down additional financing under this facility is presently unknown. We are aggressively pursuing additional sources of funds.

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


NOTE 4.   FRESH-START REPORTING

     In accordance with the provisions of Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"), the Company adopted fresh-start reporting upon confirmation of the Company's Plan of Reorganization. The Company adopted fresh-start reporting because, as a result of implementation of the Plan, holders of the Company's existing common stock immediately before filing and confirmation of the Plan retained less than 50% of the common stock of the emerging entity and the Company's reorganization value at emergence was less than its post-petition liabilities and allowed claims. Under fresh-start reporting, the Company's assets and liabilities were adjusted to fair values and a reorganization value for the entity was determined by the Company based upon the estimated fair value of the enterprise before considering values allocated to debt to be settled in the reorganization. The portion of the reorganization value which could not be attributed to specific

--------------------------------------------------------------------------------
                                                                          Page 7
tangible or identified intangible assets for the Reorganized Company is referred to as reorganization value in excess of amounts allocable to identifiable assets and is reported as "Goodwill" in the financial statements. The adjustment of assets and liabilities to fair values is included in net reorganization expense in the financial statements.

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

--------------------------------------------------------------------------------
                                                                          Page 9

NOTE 5.   FINANCING ARRANGEMENTS

As of March 31, 2003 the Company's debt outstanding included the following:


              Senior Secured Notes Payable                        260,358
              Bank Notes Payable                                  641,650
              Tax Claim Notes Payable                             219,495
              Other Notes Payable                                 191,952
                                                                ---------
                                                                1,313,455
              Less current maturities                            (445,767)
                                                                ---------
                                                                $ 867,688
                                                                =========


     Upon confirmation of the Company's Plan of Reorganization, all of the outstanding indebtedness was restructured. Pursuant to the Plan, the following notes payables are outstanding.

     As part of our Plan of Reorganization, the Company entered into a borrowing facility with Sunami Ventures, LLC ("Sunami") (a related party) for up to $1.5 million. Sunami shall receive on account of the borrowings, five shares of New Common Stock for every dollar loaned and a Senior Secured Note for the amount of the borrowings. As of March 31, 2003, eNucleus has received approximately $1 million under this facility the proceeds of which have been used to satisfy certain petitions resulting from the bankruptcy and post-petition operating requirements. During 2002, Sunami agreed to convert approximately $700,000 of their Senior Secured Note Payable into equity.

     The Bank Notes Payable includes a note of $500,000 plus accrued interest and attorney's fees which was restructured into a three year secured note in the amount of the total allowed claim.. To date, the Company has paid $50,000 toward the amount payment due and is currently in default of the restructure note. The Company is in discussions with the bank on restructuring such remaining amounts due. The note is secured by a first priority lien on all of the Company's Litigation Claims and a second priority lien on all other assets of the Company. The balance also includes another line of credit facility of approximately $100,000.

     Holders of allowed tax claims, including the Internal Revenue Service and certain state revenue agencies, received in full satisfaction, settlement of and in exchange for its tax claim, a six year 6.5% promissory note in an amount equal to the principal amount of its tax claims.

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

NOTE 6.   STOCKHOLDERS' EQUITY

     Pursuant to the Plan of Reorganization, the Company filed an Amended and Restated Certificate of Incorporation with the Delaware Secretary of State. The Company's Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock, par value $.001 per share, and 10,000,000 shares of preferred stock, par value $.001 per share.

--------------------------------------------------------------------------------
                                                                         Page 10

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

     During the first quarter 2003, the Company has issued approximately 4.7 million shares of common stock, including 1 million shares subject to an investment banking and acquisition support consulting agreement, 2 million shares pursuant to a financing arrangement, 1.2 million for investor relations and marketing support and 500,000 to certain employees of a recent acquisition pursuant to their employment agreements.


NOTE 7.   RELATED-PARTY TRANSACTIONS

     As part of our Plan of Reorganization, we entered into a borrowing facility with Sunami Ventures, LLC ("Sunami") (a related party) for up to $1.5 million. Sunami shall receive on account of the borrowings, five shares of New Common Stock for every dollar loaned and a Senior Secured Note for the amount of the borrowings. As of March 31, 2003, eNucleus has received approximately $1 million under this facility, the proceeds of which have been used to satisfy certain petitions resulting from the bankruptcy and post-petition operating requirements. During 2002, Sunami agreed to convert approximately $700,000 of the Senior Secured Note into equity. Pursuant to the Sunami financing agreement, in December, 2001, we entered into a three-year $545,000 secured demand loan agreement with Capital Equity Group. The note agreement is secured by certain of our assets, guaranteed by John Paulsen, our CEO and bears interest at the rate of 16%. As of March 31, 2003, eNucleus has received approximately $224,000 under this facility. During the second quarter we were notified by Capital Equity Group that they would not be able to satisfy the lending requirements of the facility. The Company is currently pursuing the formal cancellation of the note and security agreement granted as part of the facility and is exploring its legal rights and remedies arising from Capital Equity Group's inability to complete the transaction.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements and related notes which are included under Item 1 and with the Management's Discussion and Analysis Of Financial Condition and Results Of Operations and the audited financial statements and related notes included in eNucleus' Form 10-KSB, as filed with the Securities and Exchange Commission on March 28, 2003.

     This Form 10-QSB contains forward-looking statements within the meaning of the Private Securities litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933 that involve numerous risks and uncertainties. Forward-looking statements can be identified by the use of forward-looking terminology such as "estimates," "projects," "anticipates," "expects," "intends," "believes," or comparable terminology or by discussions of strategy that involve risks and uncertainties. In addition, any statements which refer to expectations, projections or other

--------------------------------------------------------------------------------
                                                                         Page 11
characterizations of future events or circumstances are forward-looking statements. Actual results could differ from such forward-looking statements. We undertake no obligation to revise forward-looking statements. Readers are encouraged to review and consider carefully the various disclosures made by us in this report and our other reports filed with the Securities and Exchange Commission, including our Form 10-KSB for the year ended December 31, 2001. Such risks and uncertainties include our ability to raise the funds necessary to finance our operations, general effects of our restructuring and emergence from Chapter 11 reorganization, our ability to successfully execute on our business plan, competitive factors and attracting new customers.

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

--------------------------------------------------------------------------------
                                                                         Page 12

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

--------------------------------------------------------------------------------
                                                                         Page 13

RESULTS OF OPERATIONS

     Revenue. For the first quarter 2003, revenues were $212,000 compared to $33,000 in the first quarter 2002. Our operations immediately following our bankruptcy petition and throughout the date of this filing, have been substantially limited to securing the financing needed to enable the Company to complete its restructuring, completing its required filings with the Securities and Exchange Commission and fulfilling its obligations pursuant to the Plan of Reorganization. We have begun an aggressive strategy to increase our revenues and operations. In December 2002, we completed our first acquisition since reorganization which assisted in our revenue growth for 2003, accounting for the majority of the growth from 2002.

     Operating expenses. For the first quarter 2003, operating expenses increased approximately $121,000 to $307,000 from $186,000 in the first quarter 2002. The majority of the increase relates to the salaries and other operating expenses associated with the addition of the operations from our December 2002 acquisition.

     Stock based compensation and expenses. During the first quarter 2003, the Company reached agreements with certain vendors and employees to accept shares of common stock in exchange for services rendered. The costs of those services paid by shares of common stock have been reflected in this balance.

     Net reorganization expenses. Costs incurred by the company include professional fees, court costs and other expenses associated with the Chapter 11 proceedings.

     Depreciation and amortization expense. Depreciation and amortization expense decrease $57,000 to $37,000 in the first quarter 2003 as compared to $94,000 in the first quarter 2002. The decrease was primarily a result of the write off of $1.1 million of fixed assets in conjunction with the close of our Atlanta data center facility in the fourth quarter 2002.

     Interest and other income/expenses. Interest and other expenses in the first quarter 2003 represents interest accruing on post-petition borrowings.

     Net loss. Our net loss decreased $3,000 to $296,000 in the first quarter 2003 compared to a loss of $299,000 in the first quarter 2002. Excluding the impact of certain non-cash and non-recurring expenses, including stock based compensation and expenses, the bankruptcy related expenses, and depreciation net loss was $88,000 in the first quarter 2003 compared to a loss of $153,000 in the third quarter of 2001. As discussed above, this decrease in loss is attributable to the Company's acquisition in December 2002 and its continued cost-cutting efforts.

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

     As shown in our results of operations, we continue to incur losses from operations. During the three month period ended March 31, 2003, we incurred a net loss of $300,000, of which approximately $200,000 relates to non-cash

--------------------------------------------------------------------------------
                                                                         Page 14
charges for stock based compensation and expenses and depreciation and amortization charges. During 2002, we incurred a net loss of $5.8 million for the year ending December 31, 2002, of which $4.5 million was related to our restructuring and closing of our data center.

     As part of our Plan of Reorganization, we entered into a borrowing facility with Sunami Ventures, LLC ("Sunami") (a related party). Sunami shall receive on account of the borrowings, five shares of New Common Stock for every dollar loaned and a Senior Secured Note for the amount of the borrowings. As of March 31, 2003, eNucleus has received approximately $1 million under this facility the proceeds of which have been used to satisfy certain petitions resulting from the bankruptcy and post-petition operating requirements. Whether we will be able to draw down additional financing under this facility is presently unknown. We are aggressively pursuing additional sources of funds.

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


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not have significant exposure to changing interest rates. The Company does not undertake any specific actions to cover its exposure to interest rate risk and the Company is not party to any interest rate risk management transactions. The Company does not purchase or hold any derivative financial instruments. Reference is made to the quantitative disclosures about market risk as of December 31, 2002 included under Item 6 of our most recent Annual Report on Form 10-KSB.

CONTROLS AND PROCEDURES


(a) Based upon an evaluation by our Chief Executive Officer and principal Financial Officer within 90 days prior to the filing date of this Quarterly Report on Form 10-Q they have concluded that our disclosure controls and procedures as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended, are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under such Act.

--------------------------------------------------------------------------------
                                                                         Page 15

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


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS


     The Company's common stock trades on the OTC Bulletin Board under the symbol ENCU. As of March 31, 2003, the Company has 37,962,872 shares issued and outstanding.

     Pursuant to the Plan of Reorganization, the Company filed an Amended and Restated Certificate of Incorporation with the Delaware Secretary of State. The Company's Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock, par value $.001 per share, and 10,000,000 shares of preferred stock, par value $.001 per share. In accordance with the Plan, all outstanding shares of old common stock (ENCS) and warrants and options to purchase old common stock were cancelled. As part of the distribution of the New Common Stock under the Plan of Reorganization, shareholders were to tender their Old Common Stock to the Reorganized Company designated Stock Transfer Agent no later than October 15, 2002, in accordance with written instructions provided to such holders, and in exchange would receive one share of new common stock for every six shares of old common stock previously owned. Any shareholder who did

--------------------------------------------------------------------------------
                                                                         Page 16
not submit its certificates for exchange prior to October 15, 2002 had its claim or interest and its distribution pursuant to the Plan of Reorganization on account of such Old Common Stock discharged and shall be forever barred from asserting any such claim or interest against the Reorganized Company or their respective property. Approximately 1.8 million shares of new common stock were issued under this exchange. Additionally, approximately 2.8 million shares were issued in exchange for holders of certain allowed claims under the Plan of Reorganization. Such holders of allowed claims received 1 share of common stock for every $3.00 of debt claim approved. Any creditor who did not submit its appropriate paperwork for the stock exchange prior to December 23, 2002 had its claim or interest and its distribution pursuant to the Plan of Reorganization on account of such claim discharged and shall be forever barred from asserting any such claim or interest against the Reorganized Company or their respective property.

     During the first quarter 2003, the Company has issued approximately 4.7 million shares of common stock, including 1 million shares subject to an investment banking and acquisition support consulting agreement, 2 million shares pursuant to a financing arrangement, 1.2 million for investor relations and marketing support and 500,000 to certain employees of a recent acquisition pursuant to their employment agreements.



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


                                            eNUCLEUS, INC.


Date:    May 13, 2003                       /s/  JOHN C. PAULSEN
                                            ----------------------------------
                                                 John C. Paulsen,
                                                 Chief Executive Officer and
                                                 Principal Financial Officer

--------------------------------------------------------------------------------
                                                                         Page 17

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


                                            eNUCLEUS, INC.

Date:    May 13, 2003                       /s/  JOHN C. PAULSEN
                                            ----------------------------------
                                                 John C. Paulsen,
                                                 Chief Executive Officer and
                                                 Principal Financial Officer

--------------------------------------------------------------------------------
                                                                         Page 18