Form 10QSB
period 2003-06-30
ENUCLEUS INC
filed 2003-08-19
CIK 761034

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the Transition period from __________ to __________

                         COMMISSION FILE NUMBER 0-14039

                                 eNUCLEUS, INC.

                 (Name of Small Business Issuer in its charter)



           DELAWARE                                              11-2714721
  -----------------------------                               -----------------
 (State or other jurisdiction                                (I.R.S. Employer
 of corporation or organization)                             Identification No.)

                          2101 S. Arlington Heights Rd
                           Arlington Heights, IL 60005
                     --------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (847)357-9600

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

     As of June 30, 2003, the number of common stock shares outstanding was approximately 48,258,000 shares.


   Transitional Small Business Disclosure Format (check one) Yes     No  X
                                                                -----  -----

--------------------------------------------------------------------------------
                                                                          Page 1

 PART I
                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets as of June 30, 2003
          (Unadudited) and December 31, 2001.                                3

          Condensed Consolidated (Unaudited) Statements of Operations
          for the three months ended June 30, 2003 and 2002 and the
          six months ended June 30, 2003 and 2002                            4

          Condensed Consolidated (Unaudited) Statements of Cash Flows
          for the six months ended June 30, 2003 and 2002                    5

          Notes to Condensed Consolidated (Unaudited) Financial
          Statements.                                                        6


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                         10


                                     PART II
                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                 15

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                         16

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                   16

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               16

ITEM 5.   OTHER INFORMATION                                                 16

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                  16

FORM 10-QSB SIGNATURE PAGE                                                  17

CERTIFICATION                                                               18

--------------------------------------------------------------------------------
                                                                          Page 2



PART I
                                FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                                   eNUCLEUS, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS



                                                      June 30, 2003     Dec 31, 2002
                                                       -----------       -----------
                                                       (unaudited)
ASSETS:
Current assets:
Cash                                                   $     7,313       $     4,932
Accounts receivable                                         62,992            54,893
Other current assets                                        20,575            37,974
                                                       -----------       -----------
Total current assets                                        90,880            97,799
                                                       -----------       -----------

Property and equipment, net                                437,729           491,430
Goodwill and other intangibles, net                      1,844,372         1,771,274
                                                       -----------       -----------
Total assets                                           $ 2,372,981       $ 2,360,503
                                                       -----------       -----------


LIABILITIES & STOCKHOLDERS' EQUITY:
Current liabilities:
Notes payable                                          $   853,600       $   425,540
Accounts payable                                           438,805           272,798
Accrued expenses                                           685,435           452,161
                                                       -----------       -----------
Total current liabilities                                1,977,840         1,150,499
                                                       -----------       -----------

Long term liabilities                                      237,766           867,689
                                                       -----------       -----------
Total liabilities                                        2,215,606         2,018,188
                                                       -----------       -----------


STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 100,000,000 shares          48,258            33,263
authorized, shares issued and outstanding 48,258,384
and 33,262,872, respectively
Additional paid-in capital                               6,610,579         6,269,074
Accumulated deficit                                     (6,501,462)       (5,960,022)
                                                       -----------       -----------

Total stockholders' equity                                 157,375           342,315
                                                       -----------       -----------

Total liabilities and stockholders' equity             $ 2,372,981       $ 2,360,503
                                                       -----------       -----------


         See accompanying notes to condensed unaudited financial statements.

------------------------------------------------------------------------------------
                                                                              Page 3



                                 eNUCLEUS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                          Three Months    Three Months     Six Months       Six Months
                                              Ended           Ended           Ended           Ended
                                          June 30, 2003   June 30, 2002   June 30, 2003   June 30, 2002

Revenue                                   $    226,553    $     58,973    $    438,367    $     90,101


Operating expenses                             318,228         148,223         624,748         332,726
Stock based compensation and expenses           94,000                         242,000

Bankruptcy related expense                      15,265          76,084          22,730         125,510

Depreciation and amortization expense           37,487          93,846          74,973         187,692
                                          ------------    ------------    ------------    ------------
Operating loss                                (238,427)       (259,180)       (526,084)       (555,827)


Interest and other income (expense)             (7,066)         62,684         (15,356)         48,538

Income tax expense                                --              --              --              --
                                          ------------    ------------    ------------    ------------
Net loss                                  $   (245,493)   $   (196,496)   $   (541,440)   $   (507,289)
                                          ============    ============    ============    ============


Basic and diluted net loss per common
share                                     $      (0.01)   $      (0.01)   $      (0.01)   $      (0.03)

Weighted average shares outstanding -
basic and diluted                           44,288,593      20,009,898      40,135,544      20,009,898


                   See accompanying notes to condensed unaudited financial statements.

-------------------------------------------------------------------------------------------------------
                                                                                                 Page 4



                                        eNUCLEUS, INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)



                                                                         Six Months Ended
                                                                       June 30,     June 30,
                                                                         2003        2002
                                                                      ---------    ---------
Cash flow from operating activities                                   $(541,440)   $(507,289)
Net loss
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities
  Non cash reduction of debt                                               --        (87,368)
  Depreciation and amortization expense                                  74,973      187,692
  Expense related to issuance of equity securities                      242,000         --
  Changes in operating assets and liabilities                           139,225      182,551
                                                                      ---------    ---------
Net cash used in operating activities                                   (85,242)    (224,414)
                                                                      ---------    ---------
Cash flow from investing activities
    Capital expenditures                                                (21,271)        --
                                                                      ---------    ---------
Net cash used for investing activities                                  (21,271)        --
                                                                      ---------    ---------
Cash flow from financing activities
  Proceed from notes payable, net                                       108,894      224,778
                                                                      ---------    ---------
Net cash provided by financing activities                               108,894      224,778
                                                                      ---------    ---------

Increase (decrease) in cash                                               2,381          364
Cash, beginning of period                                                 4,932          808
                                                                      ---------    ---------

Cash, end of period                                                   $   7,313    $   1,172
                                                                      =========    =========



                                                                      ---------    ---------
Issuance of stock for exchange of debt                                $ 140,000    $ 438,955
                                                                      =========    =========


              See accompanying notes to condensed unaudited financial statements.

--------------------------------------------------------------------------------------------
                                                                                      Page 5

                                 eNUCLEUS, INC.
        NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS
                                  June 30, 2003


NOTE 1.   GENERAL

          eNucleus is a next generation business process hosting and consulting company that delivers software solutions from its application delivery platform. Our core product offerings include application delivery, managed hosting, strategic design and implementation services, high-speed Internet access and data storage. Together, these offerings provide our customers with a scaleable platform for the development of their ebusiness initiatives without the extensive capital outlay otherwise required. Our goal is to become a recognized leader in application delivery and managed IT services industry. eNucleus' business strategy is to offer ebusiness solutions through the acquisition of leading software companies in specific vertical markets that enjoy strong customer loyalty with applications that can be enabled for delivery over the Internet for a recurring monthly fee. By spreading the network infrastructure costs over multiple companies and other economies of scale, our business strategy can increase overall profitability while reducing risk associated with owning a single application or targeting a single market segment.

          In May 2003 the Company announced an agreement for the acquisition of certain assets and operations of Millennium Information and Technology Consultants, LTD. ("MIT "). The purchase consideration to consist of 300,000 shares of eNucleus common stock, the assumption of approximately $160,000 of liabilities and approximately 3 million shares of common stock to be earned based upon achieved performance results and/or time periods. While we are finalizing the last of the details of closing on the agreement, we have already begun the integration of the operations, which has been substantially completed.

          While the Company's Plan of Reorganization (the "Plan") was confirmed on November 6, 2001, the Company has not received its final decree from the Bankruptcy Court due to the final resolution of Plan matters. The Court has set a date of September 2, 2003 to conclude the case through final decree, dismissal or conversion. While no assurance can be made, the Company intends to reach final resolution of these matters.


NOTE 2.   BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements include eNucleus, Inc. and its wholly owned subsidiaries eNucleus Pro, Inc. and Alliance Net, Inc. The statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information, the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain amounts have been reclassified from the previously reported financial statements in order to conform to the financial statement presentation of the current period. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

          As a result of the confirmation of the Company's Plan of Reorganization on November 6, 2001, we adopted fresh-start reporting as required by Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). Under fresh-start reporting, the Company's assets and liabilities were adjusted to fair values and a reorganization value for the entity was determined by the Company based upon the estimated fair value of the enterprise before considering values allocated to debt to be settled in the reorganization. The portion of the reorganization value which could not be attributed to specific tangible or identified intangible assets for the Reorganized Company is referred to as reorganization value in excess of amounts allocable to identifiable assets and is reported as "Goodwill" in the financial statements. Fresh-start reporting resulted in the

--------------------------------------------------------------------------------
                                                                          Page 6
creation of a new reporting entity for accounting purposes (the "Company" or the "Reorganized Company") with no accumulated deficit as of November 1, 2001. As a result of adopting SFAS No. 142, the goodwill recognized in fresh-start reporting will not be amortized, but will be reviewed annually for impairment.

          Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. These financial statements should be read in conjunction with our audited consolidated financial statements and footnotes for the year ended December 31, 2002 that are included in our annual report on Form 10-KSB.

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

          As shown in our results of operations, we continue to incur losses from operations. During the six month period ended June 30, 2003, we incurred a net loss of $541,000, of which approximately $340,000 relates to non-cash charges for stock based compensation and expenses, bankruptcy related expenses and depreciation and amortization charges. During 2002, we incurred a net loss of $5.8 million for the year ending December 31, 2002, of which $4.5 million was related to our restructuring and closing of our data center.

          As part of our Plan of Reorganization, we entered into a borrowing facility with Sunami Ventures, LLC ("Sunami") (a related party). Sunami shall receive on account of the borrowings, five shares of New Common Stock for every dollar loaned and a Senior Secured Note for the amount of the borrowings. As of June 30, 2003, eNucleus has received approximately $1 million of value under this facility the benefits of which have been used to satisfy certain petitions resulting from the bankruptcy and post-petition operating requirements. Whether we will be able to draw down additional financing under this facility is presently unknown. We are aggressively pursuing additional sources of funds.

          The Company's continued existence is dependent on its ability to satisfy its Plan of Reorganization obligations, achieve future profitable operations and its ability to obtain financial support. The satisfaction of the Company's cash requirements hereafter will depend in large part on its ability to successfully generate revenues from operations and raise capital to fund operations. There can, however, be no assurance that sufficient cash will be generated from operations or that unanticipated events requiring the expenditure of funds within its existing operations will not occur. Management is aggressively pursuing additional sources of funds, the form of which will vary depending upon prevailing market and other conditions and may include high-yield financing vehicles, short or long-term borrowings or the issuance of equity securities. There can be no assurances that management's efforts in these regards will be successful. Under any of these scenarios, management believes that the Company's common stock would likely be subject to substantial dilution to existing shareholders. The uncertainty related to these matters and the Company's bankruptcy status raise substantial doubt about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

--------------------------------------------------------------------------------
                                                                          Page 7

          Management believes that, despite the financial hurdles and funding uncertainties going forward, it has under development a business plan that, if successfully funded and executed, can significantly improve operating results. The support of the Company's creditors, vendors, customers, lenders, stockholders and employees will continue to be key to the Company's future success.


NOTE 4.   FRESH-START REPORTING/GOODWILL

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

          Fresh-start reporting resulted in the creation of a new reporting entity (the "Company" or the "Reorganized Company") with no accumulated deficit as of November 1, 2001. The goodwill recognized in fresh-start reporting will not be amortized, but will be reviewed annually for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No.142, "Goodwill and Other Intangible Assets." The Company determined that the goodwill is not impaired as of June 30, 2003, however future impairment of the recorded goodwill may result if actual results of operations or changes in economic or industry conditions differ significantly from assumptions used to derive the reorganization value.


--------------------------------------------------------------------------------
                                                                          Page 8

NOTE 5.   FINANCING ARRANGEMENTS

As of June 30, 2003 the Company's debt outstanding included the following:


                Senior Secured Notes Payable         $ 183,241
                Bank Notes Payable                     496,698
                Tax Claim Notes Payable                219,475
                Other Notes Payable                    191,952
                                                     ---------
                                                     1,091,366
                Less current maturities               (853,600)
                                                     $ 237,766
                                                     =========


          Upon confirmation of the Company's Plan of Reorganization, all of the outstanding indebtedness was restructured. Pursuant to the Plan, the following notes payables are outstanding.

          As part of our Reorganization, the Company entered into a borrowing facility with Sunami Ventures, LLC ("Sunami") (a related party) and Capital Equity Group for up to $1.5 million. As of June 30, 2003, eNucleus has received approximately $1 million of value under these facilities the benefits of which have been used to satisfy certain petitions resulting from the bankruptcy and post-petition operating requirements. During 2002, Sunami agreed to convert approximately $700,000 of their Senior Secured Note Payable into equity. During second quarter 2003, Sunami agreed to convert and additional $140,000 of their Note Payable into equity.

          The Bank Notes Payable includes a note of $500,000 plus accrued interest and attorney's fees which was restructured into a three year secured note in the amount of the total allowed claim. To date, the Company has paid $50,000 toward the restructured note and is currently in default of the restructure note. The note is secured by a first priority lien on all of the Company's Litigation Claims and a second priority lien on all other assets of the Company.

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

NOTE 6.   STOCKHOLDERS' EQUITY

          Pursuant to the Plan of Reorganization, the Company filed an Amended and Restated Certificate of Incorporation with the Delaware Secretary of State. The Company's Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock, par value $.001 per share, and 20,000,000 shares of preferred stock, par value $.001 per share.

--------------------------------------------------------------------------------
                                                                          Page 9

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

          During the first half of 2003, the Company has issued approximately 15 million shares of common stock, including 1 million shares subject to an investment banking and acquisition support consulting agreement, 1.7 million shares pursuant to a financing arrangements, 2 million for investor relations and marketing support, 7.5 million pursuant to debt conversion agreements and
2.9 million to certain employees pursuant to their employment agreements and/or in lieu of cash compensation during the period.


NOTE 7.   RELATED-PARTY TRANSACTIONS

          As part of our Plan of Reorganization, we entered into a borrowing facility with Sunami Ventures, LLC ("Sunami") (a related party) for up to $1.5 million. Sunami shall receive on account of the borrowings, five shares of New Common Stock for every dollar loaned and a Senior Secured Note for the amount of the borrowings. As of June 30, 2003, eNucleus has received approximately $1 million of value under this facility, the benefits of which have been used to satisfy certain petitions resulting from the bankruptcy and post-petition operating requirements. During 2002, Sunami agreed to convert approximately $700,000 of the Senior Secured Note into equity. During second quarter 2003, Sunami agreed to convert and additional $140,000 of their Note Payable into equity. Pursuant to the Sunami financing agreement, in December, 2001, we entered into a three-year $545,000 secured demand loan agreement with Capital Equity Group. The note agreement was to be secured by certain of our assets, guaranteed by John Paulsen, our CEO and was to bear interest at the rate of 16%. As of June 30, 2003, eNucleus had only received approximately $175,000 under this facility. During the second quarter of 2002 we were notified by Capital Equity Group that they would not be able to fulfill their obligations under the agreement. The Company is currently pursuing the formal cancellation of the note and security agreement granted as part of the facility and is exploring its legal rights and remedies arising from Capital Equity Group's inability to complete the transaction.


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

--------------------------------------------------------------------------------
                                                                         Page 10

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

INTRODUCTION

          eNucleus is a next generation business process hosting and consulting company that delivers software solutions from its application delivery platform. Our core product offerings include application delivery, managed hosting, high-speed Internet access and data storage. Together, these offerings provide our customers with a scaleable platform for the development of their ebusiness initiatives without the extensive capital outlay otherwise required.

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

--------------------------------------------------------------------------------
                                                                         Page 11

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

--------------------------------------------------------------------------------
                                                                         Page 12

RESULTS OF OPERATIONS

          Revenue. For the second quarter 2003, revenues were $224,000 compared to $59,000 in the second quarter 2002. Our operations immediately following our bankruptcy petition and throughout the date of this filing, have been substantially limited to securing the financing needed to enable the Company to complete its restructuring, completing its required filings with the Securities and Exchange Commission and fulfilling its obligations pursuant to the Plan of Reorganization. We have begun an aggressive strategy to increase our revenues and operations. In December 2002, we completed our first acquisition since reorganization which assisted in our revenue growth for 2003, accounting for the majority of the growth from 2002.

          Operating expenses. For the first quarter 2003, operating expenses increased approximately $170,000 to $318,000 from $148,000 in the first quarter 2002. The majority of the increase relates to the salaries and other operating expenses associated with the addition of the operations from our December 2002 acquisition.

          Stock based compensation and expenses. During the first half of 2003, the Company reached agreements with certain vendors and employees to accept shares of common stock in exchange for services rendered. The costs of those services paid by shares of common stock have been reflected in this balance.

          Net reorganization expenses. Costs incurred by the company include professional fees, court costs and other expenses associated with the Chapter 11 proceedings.

          Depreciation and amortization expense. Depreciation and amortization expense decrease $113,000 to $75,000 in the first half of 2003 as compared to $188,000 in the first half of 2002. The decrease was primarily a result of the write off of $1.1 million of fixed assets in conjunction with the close of our Atlanta data center facility in the fourth quarter 2002.

          Interest and other income/expenses. Interest and other expenses in the first quarter 2003 represents interest accruing on post-petition borrowings. During 2002, other income includes $84,000 resulting from a favorable settlement with a vendor.

          Net loss. Our net loss decreased $51,000 to $245,000 in the second quarter 2003 compared to a loss of $296,000 in the first quarter 2003. Excluding the impact of certain non-cash and non-recurring expenses, including stock based compensation and expenses, the bankruptcy related expenses, and depreciation net loss was $105,000 in the second quarter 2003. This reduction of loss is a result of the Company's continued cost containment and reduction efforts and increased sales efforts of its products. For the six month period ending June 30, 2003, the net loss was $541,000 compared to $507,000 for the same period of 2002.

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

         Although the Plan resulted in a substantial reduction in debt, further improvements in our liquidity position will be subject to the success of initiatives we are undertaking to increase sales, reduce operating expenses and

--------------------------------------------------------------------------------
                                                                         Page 13
the effects on our liquidity of market conditions in the industry. Our uses of capital are expected to include working capital for operating expenses and satisfaction of current liabilities, capital expenditures and payments on outstanding debt facilities.

          As shown in our results of operations, we continue to incur losses from operations. During the six month period ended June 30, 2003, we incurred a net loss of $541,000, of which approximately $340,000 relates to non-cash charges for stock based compensation and expenses and depreciation and amortization charges. During 2002, we incurred a net loss of $5.8 million for the year ending December 31, 2002, of which $4.5 million was related to our restructuring and closing of our data center.

          As part of our Plan of Reorganization, we entered into a borrowing facility with Sunami Ventures, LLC ("Sunami") (a related party)and Capital Equity Group. As of June 30, 2003, eNucleus has received approximately $1 million of value under these facilities the proceeds of which have been used to satisfy certain petitions resulting from the bankruptcy and post-petition operating requirements. Whether we will be able to draw down additional financing under this facility is presently unknown. We are aggressively pursuing additional sources of funds.

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

--------------------------------------------------------------------------------
                                                                         Page 14

CONTROLS AND PROCEDURES


(a) Based upon an evaluation by our Chief Executive Officer and principal Financial Officer within 90 days prior to the filing date of this Quarterly Report on Form 10-Q he has concluded that our disclosure controls and procedures as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended, are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under such Act.



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

          While the Company's Plan of Reorganization (the "Plan") was confirmed on November 6, 2001, the Company has not received its final decree from the Bankruptcy Court due to the final resolution of Plan matters. The Court has set a date of September 2, 2003 to conclude the case through final decree, dismissal or conversion. While no assurances can be made of this matter, the Company intends to reach final resolution of these matters.


          The Company is a party to certain legal actions arising out of the continued operations of the Company, including a matter with a financial institution regarding repayments of certain monies extended by the bank arising out of Capital Equity Group's default for approximately $47,000.

          Additionally, the Company continues to extend legal resources pursuant to the Company's efforts under the Plan of Reorganization and matters contained therein.

          The Company has recently been made aware that the creditor committee's counsel has privately filed action on behalf of certain pre-petition noteholders against the Company's previous legal counsel, investment bankers, directors and officers, including the Company's current CEO John Paulsen.

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

--------------------------------------------------------------------------------
                                                                         Page 15

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS


          The Company's common stock trades on the OTC Bulletin Board under the symbol ENCU. As of June 30, 2003, the Company has 48,258,384 shares issued and outstanding.

          Pursuant to the Plan of Reorganization, the Company filed an Amended and Restated Certificate of Incorporation with the Delaware Secretary of State. The Company's Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock, par value $.001 per share, and 20,000,000 shares of preferred stock, par value $.001 per share. In accordance with the Plan, all outstanding shares of old common stock (ENCS) and warrants and options to purchase old common stock were cancelled. As part of the distribution of the New Common Stock under the Plan of Reorganization, shareholders were to tender their Old Common Stock to the Reorganized Company designated Stock Transfer Agent no later than October 15, 2002, in accordance with written instructions provided to such holders, and in exchange would receive one share of new common stock for every six shares of old common stock previously owned. Any shareholder who did not submit its certificates for exchange prior to October 15, 2002 had its claim or interest and its distribution pursuant to the Plan of Reorganization on account of such Old Common Stock discharged and shall be forever barred from asserting any such claim or interest against the Reorganized Company or their respective property. Approximately 1.8 million shares of new common stock were issued under this exchange. Additionally, approximately 2.8 million shares were issued in exchange for holders of certain allowed claims under the Plan of Reorganization. Such holders of allowed claims received 1 share of common stock for every $3.00 of debt claim approved. Any creditor who did not submit its appropriate paperwork for the stock exchange prior to December 23, 2002 had its claim or interest and its distribution pursuant to the Plan of Reorganization on account of such claim discharged and shall be forever barred from asserting any such claim or interest against the Reorganized Company or their respective property.

          During the first half of 2003, the Company has issued approximately 15 million shares of common stock, including 1 million shares subject to an investment banking and acquisition support consulting agreement, 1.7 million shares pursuant to a financing arrangements, 2 million for investor relations and marketing support, 7.5 million pursuant to debt conversion agreements and
2.9 million to certain employees pursuant to their employment agreements and/or in lieu of cash compensation during the period.



ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          NONE

ITEM 5.   OTHER INFORMATION

          In June, 2003, we relocated our principal executive offices to 2101 S. Arlington Heights Rd, Arlington Heights, IL 60005.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits.

          99.1 Certification of Chief Executive Officer and principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (B) Reports on Form 8-K.

          NONE.

--------------------------------------------------------------------------------
                                                                         Page 16

                                    SIGNATURE

     In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                            eNUCLEUS, INC.

Date:    August 19, 2003                    /s/  JOHN C. PAULSEN
                                            -----------------------------------
                                                 John C. Paulsen,
                                                 Chief Executive Officer
                                                 and principal Financial Officer

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


                                            eNUCLEUS, INC.

Date:    August 19, 2003                    /s/  JOHN C. PAULSEN
                                            -----------------------------------
                                                 John C. Paulsen,
                                                 Chief Executive Officer
                                                 and principal Financial Officer

--------------------------------------------------------------------------------
                                                                         Page 18