Form 10QSB
period 2003-09-30
ENUCLEUS INC
filed 2003-11-19
CIK 761034

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the Transition period from __________ to __________

                         COMMISSION FILE NUMBER 0-14039

                                 eNUCLEUS, INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in its charter)



            DELAWARE                                     11-2714721
 -----------------------------               ----------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of corporation or organization)

                           4000 Main Street, Suite 215
                              Bay Harbor, MI 49770
                     --------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (231) 439-2708

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

   As of September 30, 2003, the number of common stock shares outstanding was approximately 48,258,000 shares.


     Transitional Small Business Disclosure Format (check one) Yes     No X
                                                                 -----  -----

--------------------------------------------------------------------------------
                                                                          Page 1

 PART I
                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                                                                            Page

          Condensed Consolidated Balance Sheets as of
          September 30, 2003 (Unadudited) and December 31, 2002.             3

          Condensed Consolidated (Unaudited) Statements of
          Operations for the three months ended September 30,
          2003 and 2002 and the nine months ended September 30,
          2003 and 2002                                                      4

          Condensed Consolidated (Unaudited) Statements of
          Cash Flows for the nine months ended September 30,
          2003 and 2002                                                      5

          Notes to Condensed Consolidated (Unaudited) Financial
          Statements.                                                        6


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS                                              9


                                     PART II
                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                  12

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                          13

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                    13

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                13

ITEM 5.   OTHER INFORMATION                                                  13

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                   14

FORM 10-QSB SIGNATURE PAGE                                                   14

--------------------------------------------------------------------------------
                                                                          Page 2



PART I
                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                                    eNUCLEUS, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEETS



                                                       September 30,     Dec 31, 2002
                                                        -----------       -----------
                                                           2003
                                                        (unaudited)
ASSETS:
Current assets:
Cash                                                   $       139        $     4,932
Accounts receivable                                         50,268             54,893
Other current assets                                        26,108             37,974
                                                       -----------        -----------
Total current assets                                        76,515             97,799
                                                       -----------        -----------

Property and equipment, net                                400,242            491,430
Goodwill and other intangibles, net                      1,674,622          1,771,274
                                                       -----------        -----------
Total assets                                           $ 2,151,379        $ 2,360,503
                                                       -----------        -----------

LIABILITIES & STOCKHOLDERS' EQUITY:
Current liabilities:
Notes payable                                          $   801,791        $   425,540
Accounts payable                                           351,714            272,798
Accrued expenses                                           582,090            452,161
                                                       -----------        -----------
Total current liabilities                                1,735,595          1,150,499
                                                       -----------        -----------
Long term liabilities                                      345,246            867,689
                                                       -----------        -----------
Total liabilities                                        2,080,841          2,018,188
                                                       -----------        -----------

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 100,000,000 shares          48,258             33,263
authorized, shares issued and outstanding 48,258,384
and 33,262,872, respectively
Additional paid-in capital                               6,684,529          6,269,074
Accumulated deficit
                                                        (6,662,249)        (5,960,022)
                                                       -----------        -----------

Total stockholders' equity                                  70,538            342,315
                                                       -----------        -----------

Total liabilities and stockholders' equity             $ 2,151,379        $ 2,360,503
                                                       -----------        -----------


          See accompanying notes to condensed unaudited financial statements.

--------------------------------------------------------------------------------------
                                                                                Page 3



                                                 eNUCLEUS, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)



                                                  Three Months    Three Months    Nine Months     Nine Months
                                                     Ended           Ended           Ended           Ended
                                                  September 30,   September 30,   September 30,   September 30,
                                                      2003             2002           2003            2002

 Revenue                                          $    130,747    $     78,721    $    569,114    $    170,202


Operating expenses                                     259,400         122,886         892,648         496,161

Stock based compensation and expenses                     --              --           242,000            --

Bankruptcy related expense                               8,500          36,448          22,730         125,510

Depreciation and amortization expense                   37,486          93,846         112,459         281,538
                                                  ------------    ------------    ------------    ------------
Operating loss                                        (174,639)       (174,459)       (700,723)       (733,007)


Interest and other income (expense)                     13,852         (20,883)         (1,504)         27,655

Income tax expense                                        --              --              --              --
                                                  ------------    ------------    ------------    ------------
 Net loss                                         ($   160,787)   ($   195,342)   ($   702,227)   ($   705,352)
                                                  ============    ============    ============    ============

 Basic and diluted net loss per common share      ($      0.01)   ($      0.01)   ($      0.02)   ($      0.04)

Weighted average shares outstanding - basic and
diluted                                             48,258,384      20,009,898      42,872,911      20,009,898


                       See accompanying notes to condensed unaudited financial statements.

---------------------------------------------------------------------------------------------------------------
                                                                                                         Page 4



                                           eNUCLEUS, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)


                                                                            Nine Months Ended
                                                                     September 30,     September 30,
                                                                     -------------     -------------
                                                                         2003              2002
                                                                         ----              ----
Cash flow from operating activities                                   ($702,227)        ($702,352)
Net loss
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities

  Non cash reduction of debt                                               --             (87,368)

  Depreciation and amortization expense                                 112,459           281,538

  Compensation expense related to issuance of equity securities         242,000              --

  Changes in operating assets and liabilities                           229,893           306,680
                                                                      ---------         ---------

Net cash used in operating activities                                  (117,875)         (201,502)
                                                                      ---------         ---------

Cash flow from investing activities

  Capital expenditures                                                  (21,271)             --
                                                                      ---------         ---------

Net cash used for investing activities                                  (21,271)             --
                                                                      ---------         ---------

Cash flow from financing activities

  Proceed from notes payable, net                                       134,353           202,394
                                                                      ---------         ---------

Net cash provided by financing activities                               134,353           202,394
                                                                      ---------         ---------


Increase (decrease) in cash                                              (4,793)              892

Cash, beginning of period                                                 4,932               808

                                                                      ---------         ---------
Cash, end of period                                                   $     139         $   1,700
                                                                      =========         =========


                                                                      ---------         ---------
Issuance of stock for exchange of debt                                $ 140,000         $ 438,955
                                                                      =========         =========


                 See accompanying notes to condensed unaudited financial statements.

-------------------------------------------------------------------------------------------------
                                                                                           Page 5

                                 eNUCLEUS, INC.
        NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS
                               September 30, 2003



NOTE 1.   GENERAL

     eNucleus, Inc. ("Nucleus" or the "Company") is a next generation software and managed hosting company. eNucleus' business strategy is to acquire companies that have proprietary software applications that fulfill core and niche business processes (i.e., Enterprise Resource Management ("ERP"), Customer Resource Management ("CRM"), Integrated IP Communications, Sales Automation, Tracking) in specific market verticals (i.e. Healthcare, Education, Distribution Services and Financial Services). We are particularly focused on products that enjoy strong customer loyalty and can be enabled for delivery over the Internet for a recurring monthly fee on either a managed hosting or pure ASP basis.

     On November 6, 2003, eNucleus received its final decree from the United States Bankruptcy Court for the Northern District of Illinois, successfully concluding the Company's restructuring and emergence from bankruptcy.

     Subsequent to September 30 and pursuant to the Company's emergence from bankruptcy, Scott Voss, the Company's President, left eNucleus to establish a new company providing enhanced data center services. eNucleus management anticipates entering a joint venture with this company that will permit eNucleus customers to benefit from the enhanced managed hosting services of this operation while minimizing the premium costs often associated with a dedicated data center environment. Terms of this joint venture will be more fully disclosed upon its completion.


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

     Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. These financial statements should be read in

--------------------------------------------------------------------------------
                                                                          Page 6
conjunction with our audited consolidated financial statements and footnotes for the year ended December 31, 2002 that are included in our annual report on Form 10-KSB.

NOTE 3.   FINANCIAL RESULTS AND LIQUIDITY

     We continued to operate as a debtor-in-possession under the supervision of the Bankruptcy Court. On November 6, 2003, eNucleus received its final decree from the United States Bankruptcy Court for the Northern District of Illinois.

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

     As shown in our results of operations, we continue to incur losses from operations. During the nine month period ended September 30, 2003, we incurred a net loss of $702,000, of which approximately $378,000 relates to non-cash charges for stock based compensation and expenses, bankruptcy related expenses and depreciation and amortization charges. During 2002, we incurred a net loss of $5.8 million for the year ending December 31, 2002, of which $4.5 million was related to our restructuring and closing of our data center.

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


NOTE 4.   FRESH-START REPORTING

     In accordance with the provisions of Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"), the Company adopted fresh-start reporting upon confirmation of the Company's Plan of Reorganization. Under fresh-start reporting, the Company's assets and liabilities were adjusted to fair values and a reorganization value for the entity was determined by the Company based upon the estimated fair value of the enterprise before considering values allocated to debt to be settled in the reorganization. The portion of the reorganization value which could not be attributed to specific tangible or identified intangible assets for the Reorganized Company is referred to as reorganization value in excess of amounts allocable to identifiable assets and is reported as "Goodwill" in the financial statements. The adjustment of assets and liabilities to fair values is included in net reorganization expense in the financial statements. Fresh-start reporting resulted in the creation of a new reporting entity (the "Company") with no accumulated deficit as of November 1, 2001. The goodwill recognized in fresh-start reporting will not be amortized, but will be reviewed annually for

--------------------------------------------------------------------------------
                                                                          Page 7
impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No.142, "Goodwill and Other Intangible Assets." The Company determined that the goodwill is not impaired as of September 30, 2003, however future impairment of the recorded goodwill may result if actual results of operations or changes in economic or industry conditions differ significantly from assumptions used to derive the reorganization value.


NOTE 5.   FINANCING ARRANGEMENTS

As of September 30, 2003 the Company's debt outstanding included the following:


              Senior Secured Notes Payable               $  239,598
              Bank Notes Payable                            496,012
              Tax Claim Notes Payable                       219,475
              Other Notes Payable                           191,952
                                                         ----------
                                                          1,147,037
              Less current maturities                      (801,791)
                                                         $  345,246
                                                         ==========


     Upon confirmation of the Company's Plan of Reorganization, all of the outstanding indebtedness was restructured. Pursuant to the Plan, the following notes payables are outstanding.

     As part of our Plan of Reorganization, the Company entered into a borrowing facility with Sunami Ventures, LLC ("Sunami") (a related party) for up to $1.5 million. Sunami shall receive on account of the borrowings, five shares of New Common Stock for every dollar loaned and a Senior Secured Note for the amount of the borrowings. As of September 30, 2003, eNucleus has received approximately $1 million of value under this facility the benefits of which have been used to satisfy certain petitions resulting from the bankruptcy and post-petition operating requirements. During 2002, Sunami agreed to convert approximately $700,000 of their Senior Secured Note Payable into equity. During second quarter 2003, Sunami agreed to convert and additional $140,000 of their Note Payable into equity.

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

--------------------------------------------------------------------------------
                                                                          Page 8

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

     During 2003, the Company has issued approximately 15 million shares of common stock, including 1 million shares subject to an investment banking and acquisition support consulting agreement, 1.7 million shares pursuant to a financing arrangements, 2 million for investor relations and marketing support,
7.5 million pursuant to debt conversion agreements and 2.9 million to certain employees pursuant to their employment agreements and/or in lieu of cash compensation during the period.


NOTE 7.   RELATED-PARTY TRANSACTIONS

     As part of our Plan of Reorganization, we entered into a borrowing facility with Sunami Ventures, LLC ("Sunami") (a related party) for up to $1.5 million. Sunami shall receive on account of the borrowings, five shares of New Common Stock for every dollar loaned and a Senior Secured Note for the amount of the borrowings. As of September 30, 2003, eNucleus has received approximately $1 million of value under this facility, the benefits of which have been used to satisfy certain petitions resulting from the bankruptcy and post-petition operating requirements. During 2002, Sunami agreed to convert approximately $700,000 of the Senior Secured Note into equity. During second quarter 2003, Sunami agreed to convert and additional $140,000 of their Note Payable into equity. Pursuant to the Sunami financing agreement, in December, 2001, we entered into a three-year $545,000 secured demand loan agreement with Capital Equity Group. The note agreement is secured by certain of our assets, guaranteed by John Paulsen, our CEO and bears interest at the rate of 16%. As of September 30, 2003, eNucleus has received approximately $224,000 under this facility. During the second quarter of 2002 we were notified by Capital Equity Group that they would not be able to satisfy the lending requirements of the facility. The Company is currently pursuing the formal cancellation of the note and security agreement granted as part of the facility and is exploring its legal rights and remedies arising from Capital Equity Group's inability to complete the transaction.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements and related notes which are included under Item 1 and with the Management's Discussion and Analysis Of Financial Condition and Results Of

--------------------------------------------------------------------------------
                                                                          Page 9

Operations and the audited financial statements and related notes included in eNucleus' Form 10-KSB, as filed with the Securities and Exchange Commission on March 28, 2003.

     This Form 10-QSB contains forward-looking statements within the meaning of the Private Securities litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933 that involve numerous risks and uncertainties. Forward-looking statements can be identified by the use of forward-looking terminology such as "estimates," "projects," "anticipates," "expects," "intends," "believes," or comparable terminology or by discussions of strategy that involve risks and uncertainties. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Actual results could differ from such forward-looking statements. We undertake no obligation to revise forward-looking statements. Readers are encouraged to review and consider carefully the various disclosures made by us in this report and our other reports filed with the Securities and Exchange Commission, including our Form 10-KSB for the year ended December 31, 2002. Such risks and uncertainties include our ability to raise the funds necessary to finance our operations, general effects of our restructuring and emergence from Chapter 11 reorganization, our ability to successfully execute on our business plan, competitive factors and attracting new customers.

INTRODUCTION

     eNucleus, Inc. ("Nucleus" or the "Company") is a next generation software and managed hosting company.

Business Strategy

     eNucleus' business strategy is to acquire companies that have proprietary software applications that fulfill core and niche business processes (i.e., Enterprise Resource Management ("ERP"), Customer Resource Management ("CRM"), Integrated IP Communications, Sales Automation, Tracking) in specific market verticals (i.e. Healthcare, Education, Distribution Services and Financial Services). We are particularly focused on products that enjoy strong customer loyalty and can be enabled for delivery over the Internet for a recurring monthly fee on either a managed hosting or pure ASP basis.

RESULTS OF OPERATIONS

     Revenue. For the third quarter 2003, revenues were $131,000 compared to $79,000 in the third quarter 2002. Our operations immediately following our bankruptcy petition and throughout the date of this filing, have been substantially limited to securing the financing needed to enable the Company to complete its restructuring, completing its required filings with the Securities and Exchange Commission and fulfilling its obligations pursuant to the Plan of Reorganization.

     Operating expenses. For the third quarter 2003, operating expenses increased approximately $136,000 to $259,000 from $123,000 in the third quarter 2002. The majority of the increase relates to the salaries and other operating expenses.

     Stock based compensation and expenses. During 2003, the Company reached agreements with certain vendors and employees to accept shares of common stock in exchange for services rendered. The costs of those services paid by shares of common stock have been reflected in this balance.

     Net reorganization expenses. Costs incurred by the company include professional fees, court costs and other expenses associated with the Chapter 11 proceedings.

     Depreciation and amortization expense. Depreciation and amortization expense decrease $170,000 to $112,000 in the nine months of 2003 as compared to $282,000 in the nine months of 2002. The decrease was primarily a result of the write off of $1.1 million of fixed assets in conjunction with the close of our Atlanta data center facility in the fourth quarter 2002.

--------------------------------------------------------------------------------
                                                                         Page 10

     Interest and other income/expenses. Interest and other expenses in the third quarter 2003 represents interest accruing on post-petition borrowings offset by a $22,000 adjustment reflected from a settlement in interest due and payable achieved with one of our creditors. During 2002, other income includes $84,000 resulting from a favorable settlement with a vendor.

     Net loss. Our net loss decreased $34,000 to $161,000 in the third quarter 2003 compared to a loss of $195,000 in the third quarter 2003. Excluding the impact of certain non-cash and non-recurring expenses, including stock based compensation and expenses, the bankruptcy related expenses, and depreciation, net loss was $115,000 in the third quarter 2003. This reduction of loss is a result of the Company's continued cost containment and reduction efforts and increased sales efforts of its products. For the nine month period ending September 30, 2003, the net loss was $702,000 compared to $705,000 for the same period of 2002.

LIQUIDITY AND CAPITAL RESOURCES

     We continued to operate as a debtor-in-possession under the supervision of the Bankruptcy Court. On November 6, 2003, eNucleus received its final decree from the United States Bankruptcy Court for the Northern District of Illinois.

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

     As shown in our results of operations, we continue to incur losses from operations. During the nine month period ended September 30, 2003, we incurred a net loss of $702,000, of which approximately $378,000 relates to non-cash charges for stock based compensation and expenses, bankruptcy related expenses and depreciation and amortization charges. During 2002, we incurred a net loss of $5.8 million for the year ending December 31, 2002, of which $4.5 million was related to our restructuring and closing of our data center.

     As part of our Plan of Reorganization, we entered into a borrowing facility with Sunami Ventures, LLC ("Sunami") (a related party). As of September 30, 2003, eNucleus has received approximately $1 million of value under this facility the benefits of which have been used to satisfy certain petitions resulting from the bankruptcy and post-petition operating requirements. Whether we will be able to draw down additional financing under this facility is presently unknown. We continue to aggressively pursue additional sources of funds.

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

--------------------------------------------------------------------------------
                                                                         Page 11

The support of the Company's creditors, vendors, customers, lenders, stockholders and employees will continue to be key to the Company's future success.

CRITICAL ACCOUNTING POLICIES

     The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the Unites States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Estimates are used for, but not limited to, the accounting for allowances for doubtful accounts, goodwill impairments, contingencies, accruals, extinguished liabilities resulting from the reorganization case and taxes. Actual results could differ from these estimates.


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

PART II

ITEM 1.   LEGAL PROCEEDINGS

     On November 6, 2003, eNucleus received its final decree from the United States Bankruptcy Court for the Northern District of Illinois, successfully concluding the Company's restructuring.

     We are from time to time a party to various legal actions arising in the normal course of business. Prior to our filing for protection under bankruptcy, we were a party to several creditor collection actions. However, as a result of our bankruptcy filing, these matters and many other threatening proceedings have been resolved and terminated. As part of the bankruptcy filing, all executory contracts and unexpired leases, which were not previously assumed or rejected by the Company or otherwise not specifically assumed as part of the Plan of Reorganization, were deemed rejected. Certain contract providers continued to provide services to the Company, even though such contract was deemed terminated, and have requested payments due for services rendered to the Company of approximately $350,000. The Company has not recorded such liabilities in its financial statements and expects to aggressively defend itself against such payments requested should they contend for payment.

--------------------------------------------------------------------------------
                                                                         Page 12

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS


     The Company's common stock trades on the OTC Bulletin Board under the symbol ENCU. As of September 30, 2003, the Company has 48,258,384 shares issued and outstanding.

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

     On November 6, 2003 eNucleus received its final decree from the United States Bankruptcy Court for the Northern District of Illinois.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE

ITEM 5.   OTHER INFORMATION

     Subsequent to September 30 and pursuant to the Company's emergence from bankruptcy, Scott Voss, the Company's President, left eNucleus to establish a new company providing enhanced data center services. eNucleus management anticipates entering a joint venture with this company that will permit eNucleus customers to benefit from the enhanced managed hosting services of this operation while minimizing the premium costs often associated with a dedicated data center environment. Terms of this joint venture will be more fully disclosed upon its completion.

--------------------------------------------------------------------------------
                                                                         Page 13

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits.

     31 Certification of Chief Executive Officer and principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.

     32 Certification of Chief Executive Officer and principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.


     (B) Reports on Form 8-K.

     On November 10, 2003, the Company filed a Form 8-K announcing the receipt of its final decree in it's reorganization case, thereby emerging from bankruptcy.

                                    SIGNATURE

     In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                            eNUCLEUS, INC.

Date:    November 19, 2003                  /s/  JOHN C. PAULSEN
                                            -----------------------------------
                                                 John C. Paulsen,
                                                 Chief Executive Officer and
                                                 principal Financial Officer