Form 10KSB
period 2003-12-31
ENUCLEUS INC
filed 2004-04-14
CIK 761034

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                                       or
            Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Transition period from       to
                                                 -----    -----

                         Commission file number 0-14039

                                 eNUCLEUS, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

                 Delaware                                 11-2714721
          ----------------------             ----------------------------------
         (State of incorporation)           (I.R.S. Employer Identification No.)

            4000 Main Street
          Bay Harbor, Michigan                               49770
 --------------------------------------                     --------
(Address of principal executive offices)                   (Zip Code)

                                 (231) 439-2708
                ------------------------------------------------
               (Registrant telephone number, including area code)

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

     The issuer's revenues were approximately $600,000 for the year ended December 31, 2003.

     As of March 31, 2004, the market value of the issuer's common stock held by non-affiliates was approximately $1,000,000.

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No
                                                 -----  -----

       As of March 31, 2004, the number of common stock shares outstanding is approximately 18,172,729 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE--

   Transitional Small Business Disclosure Format (check one) Yes     No  X
                                                                -----  -----
                                 eNUCLEUS, INC.

                                   FORM 10-KSB

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
ITEM 1  DESCRIPTION OF BUSINESS...........................................    2

ITEM 2  DESCRIPTION OF PROPERTIES.........................................    5

ITEM 3  LEGAL PROCEEDINGS.................................................    5

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............    5

ITEM 5  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.........    6

ITEM 6  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS.........................................    8

ITEM 7  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA........................   17

ITEM 8  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE..........................................   17

ITEM 8A CONTROLS AND PROCEDURES...........................................   17

ITEM 9  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,
        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.................   18

ITEM 10 EXECUTIVE COMPENSATION............................................   18

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS...................   19

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................   20

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K..................................   21

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES............................   21

SIGNATURES................................................................   21

EXHIBIT INDEX.............................................................   22

INDEX TO FINANCIAL STATEMENTS.............................................  iii

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

PART I

ITEM 1      DESCRIPTION OF BUSINESS

General

  eNucleus, Inc. ("eNucleus" or the "Company") is a next generation software and managed hosting company. eNucleus' business strategy is to acquire companies that have proprietary software applications that fulfill core and niche business processes (i.e., Enterprise Resource Management ("ERP"), Customer Resource Management ("CRM"), Integrated IP Communications, Sales Automation, Tracking) in specific market verticals (i.e. Healthcare, Education, Distribution Services and Financial Services). We are particularly focused on products that enjoy strong customer loyalty and can be enabled for delivery over the Internet for a recurring monthly fee on either a managed hosting or pure ASP basis.

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

     o Acquire well-managed companies - eNucleus concentrates on acquiring well-managed organizations that demonstrate a potential for significant cash flow growth as a result of product enhancements and improved marketing. Our strategy is to oversee already existing, strong management teams and to enhance those acquired companies with capital, national presence, consolidated operating costs, strategic marketing and the technical expertise for migrating their products to an Internet-based delivery system.

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

     o World Class Customer Service - eNucleus supports its products and services by world-class customer care personnel who monitor, manage and deploy our services.

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

Products and Services

          Our products and services include:

     o Application Delivery - We deliver and manage applications and computer services from a centralized location to multiple users over the Internet and/or a private network. This provides our customers with the ability to access software applications anywhere, anytime via the Internet. Applications are accessed just as if they were installed on the local system. Within this environment, we provide our customers with the ability to access their applications as well as our other products.

     o Managed hosting -- We deliver full service solutions for establishing and maintaining the complex infrastructure necessary for a business to support ebusiness applications and delivery. State-of-the-art servers provide a solid platform for hosting client's mission critical applications and data. eNucleus support provided by our managed hosting services include 24x7 network monitoring and support, system administration, server monitoring and testing, usage reporting, security services and protection. All the while, customers can still maintain control over the software and solutions housed on the servers, including their customized installed software and proprietary solutions.

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

History

          eNucleus began business operations in 1984 in Colorado Springs, Colorado, as a provider of computer systems and componentry. We adopted the name eNucleus, Inc. in 2000 as the business evolved to include Internet-based technology solutions, hosting, access and managed services.

          On May 10, 2002, as a result of dramatic changes in the Internet industry and financing markets, we filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Illinois, Eastern Division. We continued to operate as a debtor-in-possession under the supervision of the Bankruptcy Court. On November 6, 2002, the Company's Plan of Reorganization was confirmed and on November 6, 2003 the Company received its final decree, thereby enabling the Company to successfully emerge from its Chapter 11 reorganization.

          As part of our Plan of Reorganization, we entered into a borrowing facility with Sunami. Pursuant to the Sunami financing agreement, in December, 2001, we also entered into a three-year $545,000 secured demand loan agreement with Capital Equity Group. During the second quarter of 2002, Capital Equity Group notified us that they would not be able to satisfy the lending requirements of the facility. In May of 2003 as a result of CEG/Hanover Capital's inability to finance the Company as prescribed under the Plan the Company's secured lender, Bank of America, along with other administrative claimants sought the conversion of eNucleus' Chapter 11 filing to be converted to a Chapter 7 liquidation. In October of 2003 the Company entered into certain funding and debt conversion agreements with Congruent Ventures, LLC and Monte Carlo Funding Corp. which allowed the Company to fulfill its requirements under the Plan of Reorganization and receive its final decree from the Bankruptcy court on November 6, 2003, thereby enabling the Company to successfully emerge from its Chapter 11 reorganization.

          During 2002, the company completed one acquisition, Strategic Business Group ("SBG") a company specializing in a proprietary methodology for critical process mapping, which allows customers to map current business processes as well as the transitional processes that will be required to implement software solutions acquired from eNucleus. Additionally, SBG has extensive experience in software selection, implementation and process improvement consulting. Consideration paid was through the assumption of certain net liabilities of approximately $100,000 and a stock earn-out over the subsequent twenty-four month period equal to 50% of the net earnings of the acquired asset operations. In the fourth quarter of 2003, this agreement was terminated and the stock due under the earn out provision was included within an overall settlement made with the original principal shareholder of SBC.

          In May 2003 the Company announced that we had signed an agreement for the acquisition of certain assets and operations of Millennium Information and Technology Consultants, LTD. ("MIT"). Upon final due diligence and review, it was decided that the acquisition would not be concluded but rather a strategic relationship would be entered into, thereby giving eNucleus access into the MIT'S resources and client relationships and giving MIT access to resell eNucleus' product offerings and services. At the time of this filing the strategic relationship had not been concluded.

          In December 2002, the Company decided to close its data center facility in Atlanta and more fully capitalize on its strategic relationship with its collocation facility partner. As a result of this decision, the Company recorded a charge for an impairment of goodwill of approximately $2.5 million and a write-off of fixed assets of approximately $1.1 million. During 2003, the Company recorded an impairment related to the goodwill associated with the Company's most recent acquisitions, including Strategic Business Group and costs incurred related to MIT Consulting, eliminating $170,000 representing the remaining goodwill associated with these transactions and also recorded a write-off of fixed assets of approximately $330,000 due to the devaluation and disposal of equipment.

Employees

          As of April 12, 2004 we employed 11 full time personnel . We also contract with several outside parties to provide certain engineering, sales and administrative services on an as needed basis. Our employees are not subject to collective bargaining agreements and we consider our relationships with our employees to be good.

ITEM 2            DESCRIPTION OF PROPERTIES

          eNucleus' maintains its executive office at 4000 Main Street, Bay Harbor, MI 49770. We also lease certain operating facilities in Chicago, Illinois and Marietta, Georgia as part of our operating procedures. The various leases for our facilities are month to month. We are currently evaluating our options on existing and new office space.

ITEM 3            LEGAL PROCEEDINGS

          On May 10, 2002, as a result of dramatic changes in the Internet industry and financing markets, we filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Illinois, Eastern Division. We continued to operate as a debtor-in-possession under the supervision of the Bankruptcy Court. On November 6, 2002, the Company's Plan of Reorganization was confirmed and on November 6, 2003 the Company received its final decree, thereby enabling the Company to successfully emerge from its Chapter 11 reorganization.

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

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Subsequent to year-end, the Board of Directors authorized and shareholders approved a one for ten reverse stock split of all issued and outstanding common stock, effective February 18, 2004. The par value of the common stock was maintained at the pre-split amount of $.001 per share and the authorized capital was maintained at 100,000,000 shares of common stock, and the par value of the preferred stock was maintained at the pre-split amount of $0.001 per share, and the authorized capital was maintained at 20,000,000 shares of preferred stock. All references to common shares and per share amounts in these consolidated financial statements and notes to consolidated financial statements have been restated to reflect this reverse stock split on a retroactive basis, exclusive of fractional shares. No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5            MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

         Our common stock is traded on the NASDAQ OTC Bulletin Board (OTCBB) under the symbol ENUI. Prior to December 2003, our stock was traded under the symbol ENCU. As yet, our common stock has experienced limited trading activity. A public trading market having the characteristics of depth, liquidity and orderliness depends upon the existence of market makers as well as the presence of willing buyers and sellers, which are circumstances over which we do not have control. The following table sets forth, for the periods indicated, the range of high and low bid quotations per share of common stock as reported by NASD on the OTC Bulletin Board.

                                                    Common Stock
                                                    ------------
            Period                                  Low Bid (1)    High Bid (1)
            ------                                  -----------    ------------

            2004
              1st Quarter through April 12, 2004        $  0.31         $  0.55

              2003
              4th Quarter                               $  0.18         $  0.75
              3rd Quarter                               $  0.17         $  0.68
              2nd Quarter                               $  0.14         $  0.95
              1st Quarter                               $  0.18         $  1.20

              2002
              4th Quarter                               $  3.00         $ 18.00
              3rd Quarter                               $  2.00         $ 35.00
              2nd Quarter                               $  1.00         $ 60.00
              1st Quarter                               $  1.00         $ 30.00
            (1) Stock prices are reflective of the reverse stock splits.

          The approximate number of record holders of our common stock on April 12, 2004 was 500, as shown on the records of our transfer agent and registrar of the common stock. Since many shares may be held by investors in nominee names, such as the name of their broker or their broker's nominee, the number of record holders often bears little relationship to the number of beneficial owners of our common stock.

          Pursuant to the Plan of Reorganization, we filed an Amended and Restated Certificate of Incorporation with the Delaware Secretary of State. In accordance with the Plan, all outstanding shares of old common stock (ENCS) and warrants and options to purchase old common stock were cancelled. As part of the distribution of the New Common Stock under the Plan of Reorganization, shareholders were to tender their Old Common Stock to the Reorganized Company's designated Stock Transfer Agent no later than October 15, 2002, in accordance with written instructions provided to such holders, and in exchange would receive one share of new common stock for every six shares of old common stock previously owned. Any shareholder who did not submit its certificates for exchange prior to October 15, 2002 had its claim or interest and its distribution pursuant to the Plan of Reorganization on account of such Old Common Stock discharged and shall be forever barred from asserting any such claim or interest against the Reorganized Company or their respective property. Approximately 180,000 shares of new common stock were issued under this exchange. Additionally, approximately 280,000 shares were issued in exchange for holders of certain allowed claims under the Plan of Reorganization. Such holders of allowed claims received 1 share of common stock for every $30.00 of debt claim approved. Any creditor who did not submit its appropriate paperwork for the stock exchange prior to December 23, 2003 had its claim or interest and its distribution pursuant to the Plan of Reorganization on account of such claim discharged and shall be forever barred from asserting any such claim or interest against the Reorganized Company or their respective property. Pursuant to Company's final restructuring, we filed an Amended and Restated Certificate of Incorporation with the Delaware Secretary of State. In accordance with the restructuring, all outstanding shares of old common stock (ENCU) under went a One for Ten reverse split and the new common stock trades under the symbol ENUI.

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

          In accordance with the Plan of Reorganization, we agreed to issue warrants to purchase 100,000 shares of post split common stock to certain unsecured creditors (those creditors who appropriately completed and submitted the required paperwork for the exchange of stock for their debt in accordance with the Plan of Reorganization) pro rata in accordance with the amount of their allowed claims. The Warrants give the holders thereof the right to purchase, at any time for a period of seven years from the date of issuance (i.e., the effective date of the Plan), one share of the New Common Stock at a price of Two Dollars ($2.00) per share. The Warrants also contain a "Cashless Exercise" provision which provide that in the event the stock has traded at an average price in excess of $20.00 per share for at least 30 days preceding an exercise of any warrants, the holders thereof may elect to exercise the Warrants in whole or in part and instruct the Company to withhold from the securities issuable upon exercise, a number of securities, valued at the current fair market value on the date of exercise, as the payment of the exercise price. The Company has not yet issued these warrants.

          Recent Sales of Unregistered Securities.

          As part of the Plan of Reorganization, the Company entered into a borrowing facility with Sunami. In accordance with the Plan of Reorganization, Sunami (or others who shall provided post-petition financing) shall receive on account of the borrowings, five shares of New Common Stock for every ten dollars loaned and a Senior Secured Note for the amount of the borrowings. As of December 31, 2003, eNucleus has received approximately $1 million of value under this facility the proceeds of which have been used to satisfy certain petitions resulting from the bankruptcy and post-petition operating requirements. During 2002, Sunami agreed to convert approximately $700,000 of Senior Secured Note into equity and the remaining was converted into equity during 2003.

          Pursuant to the Sunami financing agreement, in December, 2001, the Company also entered into a three-year $545,000 secured demand loan agreement with Capital Equity Group. The note agreement is secured by certain of our assets, guaranteed by John Paulsen, our CEO and bears interest at the rate of 16%. During the second quarter of 2002 Capital Equity Group notified the Company that they would not be able to satisfy the lending requirements of the facility (the Company received approximately $212,000 under this facility). As part of the emergence from bankruptcy in November 2003, the Company reached agreement with the holders of such notes to convert into equity.

          During 2003, the Company has issued approximately 100,000 shares of common stock subject to an investment banking and acquisition support consulting agreement, 170,000 shares pursuant to a financing arrangements, 200,000 shares for investor relations and marketing support, 750,000 shares pursuant to debt conversion agreements and 340,000 shares to certain employees pursuant to their employment agreements and/or in lieu of cash compensation during the period. As part of the Company's emergence from bankruptcy in November 2003, the Company reached agreement with certain note holders and creditors for the agreement to convert approximately $2 million of outstanding and contingent obligations into

4.7 million shares of common stock and 1.5 million shares of Series A Convertible Preferred Stock, which have a conversion rate of 5 shares of common stock for each share of Series A Preferred Stock.

     Subsequent to year end, the Company privately sold 277,778 shares of Series B Preferred stock along with a warrant to purchase 250,000 shares of Series B preferred stock at the face value of $1.00 per share for the consideration of $250,000 in funding.

          At various times during 2002, certain holders of debts outstanding agreed to convert amounts outstanding into new common stock. A total of $2.6 million of obligations agreed to conversion, including $900,000 of future lease obligations under the termination of the data center lease, $700,000 of financing provided through Sunami and $1 million of post-petition administrative claims. Approximately 1.2 million shares were issued in conjunction with these conversions. Associated with the post-petition administrative claims conversions are certain clauses that could result in additional shares being issued to the creditors or shares being returned to the Company, based upon certain future stock prices and/or the eventual liquidation prices achieved by the shareholders in relation to their cost basis. On December 2, 2002 the Company issued 5,000 shares of common stock in connection with its acquisition of Strategic Business Group, Inc. ("SBG"). Additionally, the principal shareholder of SBG will be entitled to a stock earn out over the subsequent twenty-four month period equal to 50% of the net earnings of the acquired asset operations. In the fourth quarter of 2003, this agreement was terminated and the stock due under the earn out provision was included within an overall settlement made with the original principal shareholder of SBC.

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

          Subsequent to year end, the Company has issued approximately 500,000 shares of common stock, including 440,000 shares pursuant to a financing arrangement, 55,000 shares subject to a settlement and conversion of certain liabilities outstanding .

     Subsequent to year-end, the Board of Directors authorized and shareholders approved a one for ten reverse stock split of all issued and outstanding common stock, effective February 18, 2004. The par value of the common stock was maintained at the pre-split amount of $.001 per share and the authorized capital was maintained at 100,000,000 shares of common stock, and the par value of the preferred stock was maintained at the pre-split amount of $0.001 per share, and the authorized capital was maintained at 20,000,000 shares of preferred stock. All references to common shares and per share amounts in these consolidated financial statements and notes to consolidated financial statements have been restated to reflect this reverse stock split on a retroactive basis, exclusive of fractional shares.

     Subsequent to year end, the Company privately sold 277,778 shares of Series B Preferred stock along with a warrant to purchase 250,000 shares of Series B preferred stock at the face value of $1.00 per share for the consideration of $250,000 in funding.

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

          eNucleus, Inc. ("eNucleus" or the "Company") is a next generation software and managed hosting company. eNucleus' business strategy is to acquire companies that have proprietary software applications that fulfill core and niche business processes (i.e., Enterprise Resource Management ("ERP"), Customer Resource Management ("CRM"), Integrated IP Communications, Sales Automation, Tracking) in specific market verticals (i.e. Healthcare, Education, Distribution Services and Financial Services). We are particularly focused on products that enjoy strong customer loyalty and can be enabled for delivery over the Internet for a recurring monthly fee on either a managed hosting or pure ASP basis.



          We presently earn revenues from the following product and service offerings: application delivery, process mapping, Internet transport, data storage, monitoring, email services, software solutions and set up fees. We recognize revenue for set up fees over the contract terms. Customers are billed for the services over the course of an engagement at a measured rate or on a recurring fixed-price basis. Operating expenses consist primarily of direct labor and benefits, subcontracted labor or other outside services, commissions, sales and support personnel and advertising costs. Depreciation and amortization expense consists primarily of the depreciation of our fixed assets. We expect these expenses to increase in the future due to the growth of the company.

          On November 6, 2003, eNucleus received its final decree from the United States Bankruptcy Court for the Northern District of Illinois, successfully concluding the Company's restructuring and emergence from bankruptcy. Although the Plan resulted in a substantial reduction in debt, further improvements in our liquidity position will be subject to the success of initiatives we are undertaking to increase sales, reduce operating expenses and he effects on our liquidity of market conditions in the industry. Our uses of capital are expected to include working capital for operating expenses and satisfaction of current liabilities, capital expenditures and payments on outstanding debt facilities.

          During 2003 and as a result of the emergence from bankruptcy, the Company incurred significant reorganization and restructuring expenses, including additional expenses incurred in settling outstanding liabilities of $280,000, professional fees of $290,000 and a write-off of fixed assets of $330,000 due to the devaluation and disposal of equipment. Reorganization costs recognized during 2002 include $900,000 related to the buyout of our lease, write-off of $1.1 million of fixed assets associated with the build-out of the data center and a $2.5 million charge for the impairment of intangible assets

Business Strategy

          Our business strategy is to offer ebusiness solutions through the acquisition of leading software companies in specific vertical markets that enjoy strong customer loyalty with applications that can be enabled for delivery over the Internet for a recurring monthly fee. By spreading the network infrastructure costs over multiple companies and other economies of scale, our business strategy can increase overall profitability while reducing risk associated with owning a single application or targeting a single market segment

Operating Results 2003 to 2002

          The financial statements after the Confirmation Date are those of a new reporting entity (the "Reorganized Company") and are not comparable to the pre-confirmation periods of the old reporting entity (the "Predecessor Company".
The following table sets forth our results of operations for the periods indicated.

                                                                     Year ended December 31,
                                                             2003                              2002
                                                             ----                              ----
                                                    Amount          Percent          Amount           Percent
                                                    ------          -------          ------           -------
 Revenue                                           $577,574          100.0%         $285,687           100.0%

 Operating expenses                                 980,412          169.7%        1,153,272           403.7%
 Net reorganization expense                         897,182          155.3%        4,517,579          1581.3%
 Depreciation and amortization expense              150,965           26.1%          375,621           131.5%
                                          --------------------------------------------------------------------
                                                                    (251.2)%                        (2016.5)%
 Operating loss                                  (1,450,985)                      (5,760,785)

 Interest and other income (expense)                -10,305          (1.8)%            3,157             1.1%
 Income tax expense                                       0                              -
                                          --------------------------------------------------------------------
 Net loss                                       ($1,461,290)        (253.0)%     ($5,757,628)       (2015.4)%
                                               =============       ========     =============       =========

 Basic and diluted net loss per common               ($0.28)                          ($2.50)
 common share                                       =======                          =======

 Weighted average shares outstanding -            5,250,310                        2,300,625
 basic and diluted                                =========                        =========

                                                      9

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

          Revenue. For 2003, revenues were $578,000 compared to $286,000 for 2002. Our operations immediately following our bankruptcy petition and throughout the date of this filing, have been substantially limited to securing the financing needed to enable the Company to complete its restructuring, completing its required filings with the Securities and Exchange Commission and fulfilling its obligations pursuant to the Plan of Reorganization. We have begun an aggressive strategy to increase our revenues and operations. In December 2002, we completed our first acquisition since reorganization which assisted in our revenue growth for 2003, accounting for the majority of the growth from 2002.

          Operating expenses. For 2003, operating expenses decreased approximately $173,000 to $980,000 from $1,153,000 in 2002. The majority of the decrease relates to a close monitoring and reduction of salaries and other operating expenses associated with the our facility in Atlanta, prior to closing and one less month of operating expenses due to its closure.

          Net reorganization expenses. Costs incurred by the company include professional fees, court costs and other expenses associated with the Chapter 11 proceedings as well as fees incurred in its restructuring of its business. During 2003 and as a result of the emergence from bankruptcy, the Company incurred significant reorganization and restructuring expenses, including additional expenses incurred in settling outstanding liabilities of $280,000, professional fees of $290,000 and a write-off of fixed assets of $330,000 due to the devaluation and disposal of equipment. Reorganization costs recognized during 2002 include $900,000 related to the buyout of our lease, write-off of $1.1 million of fixed assets associated with the build-out of the data center and a $2.5 million charge for the impairment of intangible assets

          Depreciation and amortization expense. Depreciation and amortization expense decrease $225,000 to $151,000 in 2003 as compared to $376,000 in 2002. The decrease was primarily a result of the write off of $1.1 million of fixed assets in conjunction with the close of our Atlanta data center facility in the fourth quarter 2002.

          Interest and other income/expenses. Interest and other expenses in 2002 represents interest accruing on post-petition borrowings offset by a $22,000 adjustment reflected from a settlement in interest due and payable achieved with one of our creditors.

          Net loss. Our net loss was $1,461,000 for 2003 compared to a loss of $5,758,000 in 2002. Excluding the impact of certain non-cash and non-recurring expenses, including stock based compensation and expenses, the bankruptcy related expenses, and depreciation, net loss was $403,000 in 2003 compared to $868,000 in 2002. This reduction of loss is a result of the Company's continued cost containment and reduction efforts, increased sales efforts of its products and a result of profitable acquisitions.

For the year ended December 31, 2002

          Revenues. Revenues were $286,000 in 2002 representing operations from our managed services and one month's operations of our first acquired company in December 2002.

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

Liquidity and Capital Resources

          On November 6, 2003, eNucleus received its final decree from the United States Bankruptcy Court for the Northern District of Illinois, successfully concluding the Company's restructuring and emergence from bankruptcy. Although the Plan resulted in a substantial reduction in debt, further improvements in our liquidity position will be subject to the success of initiatives we are undertaking to increase sales and reduce operating expenses.

          As shown in our results of operations, we continue to incur losses from operations. During 2003, we incurred a net loss of $1.5 million, of which approximately $1.05 million, relates to non-cash charges for stock based compensation and expenses, bankruptcy related expenses and depreciation and amortization charges. During 2002, we incurred a net loss of $5.8 million for the year ending December 31, 2002, of which $4.5 million was related to our restructuring and closing of our data center.

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


         .

Recent Accounting Pronouncements

          None currently noted that will have any significant impact on the Company's current operations.

Quantitative and Qualitative Disclosures about Market Risk

          The Company does not have significant exposure to changing interest rates. The Company does not undertake any specific actions to cover its exposure to interest rate risk and the Company is not party to any interest rate risk management transactions. The Company does not purchase or hold any derivative financial instruments.

Factors Affecting Future Results

General effects of a bankruptcy filing

          The filing of our bankruptcy petition, and the publicity attendant thereto, may adversely affect our business. Our competitive advantage may also be hindered because of the taint and stigma associated with a bankruptcy petition filing. We believe that such taint and stigma is especially true for companies providing ebusiness infrastructure, including application delivery and managed IT services, because of the fear from potential customers that the company will go out of business and not be able to provide the valuable services. Additionally, although we believe that we have good relationships with our suppliers and vendors, there can be no assurance that such suppliers and vendors will continue to provide such goods and services to us due to the concerns regarding credit worthiness resulting from the chapter 11 proceeding. Also it may be difficult for us to obtain financing (whether debt or equity) as we may require to fund operations and/or growth. Due to delays in our financing, we will need to negotiate payment terms with some of our administrative claim holders. There can be no assurance that we will reach agreement with these parties or be able to satisfy their indebtedness in a timely manner acceptable to them.

We have been sustaining losses and our independent auditors have expressed doubt about our ability to continue as a going concern.

          Our revenue to date has not been sufficient to offset the expenses incurred in our business activities. We cannot assure you that we will ever achieve profitability. In their report dated April 12, 2004, our independent auditors stated that our financial statements for the year ended December 31, 2003 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of continued operating losses and is subject to our ability to generate profits and/or obtain necessary funding from outside sources, included obtaining funding from the sale of our securities or obtaining loans from various financial sources. The going concern qualification increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

Our quarterly operating results could vary dramatically

          Our revenues, gross profit, operating income and net income are likely to vary in the future from quarter to quarter, perhaps substantially. Factors that may affect this quarter-to-quarter variability include:

     o disruption or degradation of our network infrastructure and data centers,
     o loss of significant strategic alliances, such as with InterNAP and Intel,
     o    the short-term nature of certain client commitments,
     o fluctuations in Internet and IT spending and bandwidth used by customers,
     o    loss of a major client,
     o    seasonality that may accompany budget cycles,
     o    the timing, size and mix of service and product offerings,
     o    the timing and size of significant software sales,
     o    the timing and size of new projects,
     o the timing and magnitude of required capital expenditures , o pricing changes and increases in capital expenditures in response to various competitive factors,
     o market factors affecting the availability of network interconnectivity and bandwidth for our customers and qualified technical personnel,
     o    timing and client acceptance of new service offerings,
     o changes in the trends affecting the outsourcing of Internet-based IT services,
     o additional selling, general and administrative expenses to acquire and support new business,
     o    increased levels of technological change in the industry, and
     o    general economic conditions.

          Our operating results will be affected by changes in our network charges, Colocation charges and equipment costs.

Network and data center failures could lead to significant costs

          We must protect our network and data center infrastructure and equipment against damage from human error, physical or electronic security breaches, power loss and other facility failures, fire, earthquake, flood, telecommunications failure, sabotage, vandalism and similar events. Despite precautions, a natural disaster, security breach or other unanticipated problems at one or more of our telecommunication switches, POP connections or data centers could result in interruptions in our services or significant damage to our equipment. In addition, failure of any of our telecommunication or data providers to provide consistent communications and data capacity could result in interruptions in our services. Any damage to or failure of our systems or service providers could result in reductions in, or terminations of, services supplied to our customers, which could have a material adverse effect on our business. We may experience interruptions in specific circuits within our network resulting from events outside our control, which could lead to short-term degradation in the level of performance of our network.

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

ITEM 7            FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

          The following financial statements for eNucleus and independent auditors' report as of December 31, 2003 and 2002 and for the years then ended are filed as part of this report on Form 10-KSB beginning on page F-1.

          Report of Independent Public Accountants
          Balance Sheets as of December 31, 2003 and 2002
          Statements of Operations for the years ended December 31, 2003 and
           2002
          Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2003 and 2002
          Statements of Cash Flows for the years ended December 31, 2003 and 2002 Notes to the Financial Statements

ITEM 8 CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          NONE

ITEM 8A     CONTROLS AND PROCEDURES

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

PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

          The following table contains certain information with respect to our directors and executive officers:

Name                Age     Position as of the year ended 12/31/03
----                ---     --------------------------------------

John C. Paulsen     41      Chairman of the Board/Director, Chief Executive
                            Officer, Chief Financial Officer and Secretary

Scott Voss          45      President (1)
(1)      President until October, 2003

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

ITEM 10           EXECUTIVE COMPENSATION

          The following table summarizes the compensation paid for the years ended December 31, 2003, 2002 and 2001 to the individuals who served as our chief executive officer during such periods and those serving as current executive officers.



Summary Compensation Table

                                                                                       All Other
Name and Principal Position                    Year      Salary ($)      Bonus ($)     Compensation ($)
---------------------------                    ----      ----------      ---------     ----------------
John C. Paulsen, Chief Executive Officer,      2003          34,000           --                   --
President, principal Financial Officer and     2002          98,000           --                   --
Secretary (1)                                  2001         143,000           --                   --

Scott Voss, President (2)                      2003               0           --                   --
                                               2002          36,000           --                   --
                                               2001           6,000
(1) President until May, 2001.
(2) President May, 2001 until October, 2003

          The following table summarizes the individual grants of stock options made during the most recent fiscal year to the individuals who served as our named executive officers.


Summary Option Grants in Last Fiscal Year Table

          None

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

          None

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

Employment Contracts

          The Company is currently in the process of appointing and entering into employment agreements with its executive officers.

ITEM 11           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

          Subsequent to year-end, the Board of Directors authorized and shareholders approved a one for ten reverse stock split of all issued and outstanding common stock, effective February 18, 2004. The par value of the common stock was maintained at the pre-split amount of $.001 per share and the authorized capital was maintained at 100,000,000 shares of common stock, and the par value of the preferred stock was maintained at the pre-split amount of $0.001 per share, and the authorized capital was maintained at 20,000,000 shares of preferred stock. All references to common shares and per share amounts have been restated to reflect this reverse stock split on a retroactive basis, exclusive of fractional shares.

Security Ownership of Certain Beneficial Officers

          The following table sets forth the number of shares of common stock beneficially owned as of April 8, 2004, by each person known by us to beneficially own more than 5% of the common stock of eNucleus. A beneficial owner of a security includes any person who has the power to vote or sell the shares.

                                       19

          Name of Beneficial Owner (1)       Amount and Nature       Percent of
          ----------------------------         of Beneficial          Class (3)
                                               Ownership (3)          ---------
                                               -------------
          Congruent Ventures, LLC                 4,697,763             29.0%
          Monte Carlo Funding                     2,450,000             15.1%
          Aspatuck Holdings                       2,000,000             12.3%
          Eric Stari (2)                            877,000              5.4%


          (1) The mailing address is c/o eNucleus 4000 Main Street, Bay Harbor, MI 49770

          (2) Includes shares held directly by Mr. Stari and indirectly through a family trust for which Mr. Stari acts as majority general partner

          (3) Includes certain shares held as well as the "as converted" shares to be received under the Series A Convertible Preferred Stock.

Security Ownership of Directors and Executive Officers

          The following table sets forth the number of shares of common stock beneficially owned as of April 8, 2004 by (i) each of our directors, (ii) our executive officers and (iii) all directors and executive officers as a group. A beneficial owner of a security includes any person who has the power to vote or sell the shares.

          Name of Beneficial Owner                Amount and Nature   Percent of
          ------------------------                   of Beneficial      Class
                                                       Ownership        -----
                                                       ---------
          John C. Paulsen (1)                           504,000  (2)     3.0%
          All directors and executive officers,
          as a group (1 persons)                        504,000          3.0%


          (1) The mailing address is c/o eNucleus 4000 Main Street, Bay Harbor, MI 49770.

          (2) Includes shares held directly by Mr. Paulsen and indirectly through a family trust for which Mr. Paulsen acts as majority general partner


ITEM 12       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          As part of the Plan of Reorganization, the Company entered into a borrowing facility with Sunami Ventures, LLC ("Sunami") (a limited liability company managed and controlled by Mr. Henry Paulsen, John Paulsen's father). In accordance with the Plan of Reorganization, Sunami (or others who shall provided post-petition financing) shall receive on account of the borrowings, five shares of New Common Stock for every ten dollars loaned and a Senior Secured Note for the amount of the borrowings. As of December 31, 2003, eNucleus has received approximately $1 million of value under this facility the proceeds of which have been used to satisfy certain petitions resulting from the bankruptcy and post-petition operating requirements and which approximately 500,000 shares were issued in conjunction with the facility. During 2002, Sunami agreed to convert approximately $700,000 of Senior Secured Note into equity and the remaining was converted into equity during 2003. Shares of common stock received from these conversions totaled approximately 1.5 million.

          In December, 2002 the Company decided to close our data center facility in Atlanta and requested to terminate its collocation/lease agreement with Sunami. As a result of this decision, the Company issued approximately 450,000 of restricted common stock as consideration for the release of $913,000 of remaining lease obligations as well as the relinquishment of our security deposit and the rights and title to certain leasehold improvements made to the facility.

          During 2002 the Company issued 70,000 and 75,000 shares of common stock to Mr. Paulsen and Mr. Voss, respectively in lieu of certain monies owed under their compensation arrangements. In March, 2002, the Company granted options to purchase up to 250,000 shares of restricted common stock to Mr. Paulsen and Mr. Voss, respectively, at a price equal to the market price on date of grant. Such options were granted for the consideration and incentive to continue employment and at a substantially reduced salary through the remainder of 2002 and until such time the Company provides positive cash flow operating earnings. As of December 31, 2002, these options were fully exercised and the respective shares had been issued.

          Subsequent to year end and subject to certain contingencies, Congruent Ventures has agreed to transfer up to 394,777 of their eNucleus preferred stock holdings and 206,000 warrants to John Paulsen in consideration of among other things Mr. Paulsen agreeing to serve as Chairman & CEO for a period of no less than 12 months.

          Subsequent to year end and beginning May 1, 2004, Congruent Ventures' CEO, Dhru Desai, agreed to join eNucleus' management team as President and serve as a member of the Company's Board of Directors.



ITEM 13       EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit Index

     See Exhibit Index beginning on page A-1.

(b)  Reports on Form 8-K

          On February 19, 2004, we filed a Current Report on Form 8-K relating to the entering into an Asset Purchase Agreement to purchase substantially all the assets of PrimeWire, Inc.

ITEM 14     PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The Company was billed for audit services rendered by the our independent auditors $30,000 and $25,000 during 2003 and 2002, respectively. No Audit-Related fees or Tax fees were incurred by the Company. The Board of Directors reviewed and discussed the Company's audited financial statements for the fiscal year ended December 31, 2003, with management and the independent auditors


         SIGNATURE


          In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed by the undersigned, thereunto duly authorized.


Date:  April 14, 2004                       By:  /s/  John C. Paulsen
                                               --------------------------------
                                                      John C. Paulsen
                                                      Chief Executive Officer
                                                      and principal Financial
                                                      Officer





          Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                    Title                                Date
---------                    -----                                ----

/s/  John C. Paulsen         Chief Executive Officer, Chairman    April 14, 2004
------------------------     of the Board and principal
     John C. Paulsen         Financial and Accounting Officer

EXHIBIT INDEX


Exhibit No.        Description
-----------        -----------

     21             Subsidiaries of eNucleus, Inc.

     23.1           Consent of Bujan & Associates, Ltd.

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INDEX TO FINANCIAL STATEMENTS


Report of Bujan & Associates, Ltd, Independent Public Accountants            F-1

Consolidated Balance Sheets as of December 31, 2003 and 2002                 F-2

Consolidated Statements of Operations for the Years
     Ended December 31, 2003 and 2002                                        F-3

Consolidated Statements of Changes in Shareholders' Equity
     (Deficit) for the Years Ended December 31, 2003 and 2002                F-4

Consolidated Statements of Cash Flows for the Years
     Ended December 31, 2003 and 2002                                        F-5

Notes to Consolidated Financial Statements                                   F-6

Report of Independent Public Accountants

To the Board of Directors and Stockholders of eNucleus, Inc.:

     We have audited the accompanying consolidated balance sheets of eNucleus, Inc. (a Delaware corporation) (the Company) as of December 31, 2003 and 2002, and the related statements of operations, stockholders' (deficit) equity, and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eNucleus, Inc. as of December 31, 2003 and 2002 and the results of their operations and cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States.

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







/s/  Bujan & Associates, Ltd
-----------------------------
     Bujan & Associates, Ltd


Palos Heights, Illinois
April 12, 2004




                                 eNucleus, Inc.
                           Consolidated Balance Sheets
                               As of December 31,

                                                            2003           2002
                                                            ----           ----
ASSETS:
  Current assets:
Cash                                                    $        78    $     4,932
Accounts receivable                                          16,900         54,893
Other current assets                                         41,038         37,974
                                                        -----------    -----------
Total current assets                                         58,016         97,799
                                                        -----------    -----------

Property and equipment, net                                  19,786        491,430
Goodwill and other intangibles, net                       1,674,622      1,771,274
Other assets                                                   --             --
                                                        -----------    -----------
Total assets                                            $ 1,752,424    $ 2,360,503
                                                        -----------    -----------


  LIABILITIES & STOCKHOLDERS' EQUITY:
  Current liabilities:
Notes payable                                           $   156,861    $   425,540
Accounts payable                                             42,792        272,798
Accrued expenses                                            267,613        452,161
                                                        -----------    -----------
Total current liabilities                                   467,266      1,150,499
                                                        -----------    -----------

  Long term liabilities                                     345,246        867,689
                                                        -----------    -----------

  Total liabilities                                         812,512      2,018,188
                                                        -----------    -----------

                                                        -----------    -----------
Contingencies                                                  --             --
                                                        -----------    -----------


  STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 20,000,000 shares
authorized, 1,453,779 shares issued and outstanding           1,454           --
Common stock, $0.001 par value, 100,000,000 shares            9,528          3,326
authorized, 9,527,938 and 3,326,287 shares issued and
outstanding, respectively
Additional paid-in capital                                8,350,242      6,299,011
Accumulated deficit                                      (7,421,312)    (5,960,022)
                                                        -----------    -----------

Total stockholders' equity                                  939,912        342,315
                                                        -----------    -----------

Total liabilities and stockholders' equity              $ 1,752,424    $ 2,360,503
                                                        -----------    -----------


           See accompanying notes to Consolidated Financial Statements.

                                      F-2

                                 eNucleus, Inc.
                      Consolidated Statements of Operations
                        For the Year Ending, December 31,



                                                         2003           2002
                                                         ----           ----

 Revenue                                             $   577,574    $   285,687

 Operating expenses                                      980,412      1,153,272
 Stock based compensation expense                           --             --
 Net reorganization expense                              897,182      4,517,579
 Depreciation and amortization expense                   150,965        375,621
                                                     -----------    -----------
 Operating loss                                       (1,450,985)    (5,760,785)


 Interest and other income (expense)                     (10,305)         3,157

 Income tax expense                                            0           --
                                                     -----------    -----------

 Net loss                                            $(1,461,290)   $(5,757,628)
                                                     ===========    ===========



Basic and diluted net loss per common share          $     (0.28)   $     (2.50)
                                                     ===========    ===========

Weighted average shares outstanding - basic and        5,250,310      2,300,625
diluted                                              ===========    ===========


          See accompanying notes to Consolidated Financial Statements.



                                     eNucleus, Inc.
               Consolidated Statements of Changes in Stockholders' Equity



                                     Preferred Stock                 Common Stock
                                  Shares         Amount         Shares         Amount
                               -----------    -----------    -----------    -----------
Balance, December 31, 2001            --             --             --             --
                               -----------    -----------    -----------    -----------
Issuance of common stock
through the exchange of Old
Common Stock (per Plan)               --             --          174,993            175

Issuance of common stock
through the exchange of
creditor claims (per Plan)            --             --          276,411            276

Contributed capital from the
unexchanged stock and debt            --             --             --             --

Issuance of common stock in
conjunction with debt
financings                            --             --          554,240            554

Common stock issued upon
conversion of debt                    --             --        1,204,643          1,205

Common stock issued for
employment services                   --             --          240,000            240

Common stock issued upon
exercise of options                   --             --          700,000            700

Common stock issued for
services provided                     --             --          171,000            171

Issuance of common stock for
acquisitions                          --             --            5,000              5

Net loss
                                      --             --             --             --
                               -----------    -----------    -----------    -----------
Balance, December 31, 2002
                                      --             --        3,326,287          3,326
                               -----------    -----------    -----------    -----------
Issuance of common stock in
conjunction with debt
financings                            --             --          168,751            169

Common stock issued for
employment services                   --             --          342,500            343

Common stock issued for
services provided                     --             --          295,000            295

Common stock issued upon
conversion of debt                    --             --        5,395,400          5,395

Preferred stock issued upon
conversion of debt               1,453,779          1,454           --             --

Net loss
                                      --             --             --             --
                               -----------    -----------    -----------    -----------
Balance, December 31, 2003       1,453,779    $     1,454      9,527,938    $     9,528
                               -----------    -----------    -----------    -----------

                                          F-4



                                   eNucleus, Inc.
               Consolidated Statements of Changes in Stockholders' Equity
                                      (Continued)


                                   New        Additional
                                  Equity        Paid in      Accumulated
                                 Issuable       Capital        Deficit         Total
                               -----------    -----------    -----------    -----------
Balance, December 31, 2001     $ 3,671,934           --      $  (202,394)   $ 3,469,540
                               -----------    -----------    -----------    -----------
Issuance of common stock
through the exchange of Old
Common Stock (per Plan)         (  874,963)       874,788           --            --

Issuance of common stock
through the exchange of
creditor claims (per Plan)      (1,382,057)     1,381,781           --             --

Contributed capital from the
unexchanged stock and debt      (1,414,914)     1,414,914           --             --

Issuance of common stock in
conjunction with debt
financings                            --            4,988           --            5,542

Common stock issued upon
conversion of debt                    --        2,567,356           --        2,568,561

Common stock issued for
employment services                   --            2,160           --            2,400

Common stock issued upon
exercise of options                   --           31,300           --           32,000

Common stock issued for
services provided                     --           14,229           --           14,400

Issuance of common stock for
acquisitions                          --            7,495           --            7,500

Net loss
                                      --             --       (5,757,628)   (5,757,628)
                               -----------    -----------    -----------    -----------
Balance, December 31, 2002
                                         0      6,299,011     (5,960,022)      342,315
                               -----------    -----------    -----------    -----------
Issuance of common stock in
conjunction with debt
financings                            --           72,831           --           73,000

Common stock issued for
employment services                   --           73,607           --           73,950

Common stock issued for
services provided                     --          152,455           --          152,750

Common stock issued upon
conversion of debt                    --          433,977           --          439,372

Preferred stock issued upon
conversion of debt                    --        1,318,361           --        1,319,815

Net loss
                                      --             --       (1,461,290)   (1,461,290)
                               -----------    -----------    -----------    -----------
Balance, December 31, 2003     $      --        8,350,242     (7,421,312)   $   939,912
                               -----------    -----------    -----------    -----------


              See accompanying notes to Consolidated Financial Statements.

                                       F-4(Con't)

                                 eNucleus, Inc.
                      Consolidated Statements of Cash Flows
                        For the Year Ending, December 31,


                                                        2003             2002
Cash flows from operating activities:
Net loss                                             $(1,461,290)   $(5,757,628)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
  Non-cash reorganization expense                        897,182      4,517,579
  Depreciation and amortization                          150,965        375,624
Changes in operating assets and liabilities
  Changes in accounts receivables                         37,993         14,154
  Changes in other assets                                 93,587       (113,374)
  Changes in payables and accrued expenses                19,947        368,041
                                                     -----------    -----------
Net cash in operating operations                        (261,616)      (595,604)
                                                     -----------    -----------

Cash flows from investing activities:
Capital expenditures                                      (8,883)          --
                                                     -----------    -----------
Net cash used in investing activities                     (8,883)          --
                                                     -----------    -----------

Cash flows from financing activities:
Borrowings (repayments) on notes payable, net            275,353        567,728
Proceeds from sale of common stock                          --           32,000
                                                     -----------    -----------
Net cash provided by financing activities                275,353        599,728
                                                     -----------    -----------

Increase in cash                                           4,854          4,124
Cash, beginning of period                                  4,932            808
                                                     -----------    -----------
Cash, end of period                                  $        78    $     4,932
                                                     ===========    ===========


Non-cash investing and financing activities:
Obligations converted to stock                         1,760,000      1,205,000
                                                     -----------    -----------
Common stock issued for services                         153,000         17,000
                                                     -----------    -----------
Stock issued to effect acquisitions                         --            8,000
                                                     ===========    ===========


          See accompanying notes to Consolidated Financial Statements.

                                 eNucleus, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002


(1) Description of the Business

     eNucleus, Inc. ("eNucleus" or the "Company") is a next generation software and managed hosting company. eNucleus' business strategy is to acquire companies that have proprietary software applications that fulfill core and niche business processes (i.e., Enterprise Resource Management ("ERP"), Customer Resource Management ("CRM"), Integrated IP Communications, Sales Automation, Tracking) in specific market verticals (i.e. Healthcare, Education, Distribution Services and Financial Services). We are particularly focused on products that enjoy strong customer loyalty and can be enabled for delivery over the Internet for a recurring monthly fee on either a managed hosting or pure ASP basis.


(2) Financial Results and Liquidity

     On November 6, 2003, eNucleus received its final decree from the United States Bankruptcy Court for the Northern District of Illinois, successfully concluding the Company's restructuring and emergence from bankruptcy. Although the Plan resulted in a substantial reduction in debt, further improvements in our liquidity position will be subject to the success of initiatives we are undertaking to increase sales and reduce operating expenses.

     As shown in our results of operations, we continue to incur losses from operations. During 2003, we incurred a net loss of $1.5 million, of which approximately $1.05 million, relates to non-cash charges for stock based compensation and expenses, bankruptcy related expenses and depreciation and amortization charges. During 2002, we incurred a net loss of $5.8 million for the year ending December 31, 2002, of which $4.5 million was related to our restructuring and closing of our data center.

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

(3) Goodwill and Fresh-Start Reporting

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

142, the goodwill recognized in fresh-start reporting will not be amortized, but will be reviewed annually for impairment. The Company determined that the goodwill is not impaired as of December 31, 2003, however future impairment of the recorded goodwill may result if actual results of operations or changes in economic or industry conditions differ significantly from assumptions used to derive the reorganization value.


(4) Reorganization Charges

     During 2003 and as a result of the emergence from bankruptcy, the Company incurred significant reorganization and restructuring expenses, including additional expenses incurred in settling outstanding liabilities of $280,000, professional fees of $290,000 and a write-off of fixed assets of $330,000 due to the devaluation and disposal of equipment.

     In December 2002, the Company decided to close its data center facility in Atlanta and more fully capitalize on its strategic relationship with its collocation facility partner. As a result of this decision, the Company recorded a charge of $900,000 related to the buyout of our lease, write-off of $1.1 million of fixed assets associated with the build-out of the data center and a $2.5 million charge for the impairment of intangible assets


(5) Summary of the Company's Significant Accounting Policies

     The accompanying consolidated financial statements include eNucleus, Inc. and its wholly owned subsidiaries Financial ASPx, Inc. and Alliance Net, Inc. eNucleus Pro, Inc., which was a wholly owned subsidiary of eNucleus, Inc., was sold along with its liabilities within a settlement agreement with a creditor in 2003 for an insignificant amount. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition

     The Company recognizes revenue upon providing of service or delivery to client. Billings made or payments received in advance of providing services are deferred until the period these services are provided. Certain of the Company's contracts, include up-front charges for installation or other set up services. The Company defers such revenue and recognizes revenue ratably over the contract terms. Certain contracts with customers may contain service level commitments, which may required the Company to provide credits if required service level commitments are not met. These amounts, if any, are accounted for in cost of sales. To date, credits issued under these arrangements have been immaterial.

     Revenue from multi-year software licensing arrangements are accounted for as subscriptions, with billings recorded as unearned revenue and recognized as revenue ratably over the billing coverage period. Revenue for retail packaged products, products licensed to original equipment manufacturers (OEMs), and select sales of certain source code of a software product is generally recognized as products are shipped, with a portion of the revenue recorded as unearned due to undelivered elements including, in some cases, free post-delivery telephone support or the right to receive unspecified upgrades/enhancements on a when-and-if-available basis for a period of time. The amount of revenue allocated to undelivered elements is based on the sales price of those elements when sold separately. The total fair value of the undelivered elements is recorded as unearned, and the difference between the total arrangement fee and the amount recorded as unearned for the undelivered elements is recognized as revenue related to delivered elements. Unearned revenue due to undelivered elements is recognized ratably over the service period specified or estimated product life.

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

Goodwill and Other Intangible Assets

     In July 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No.142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2002. SFAS 141 also specifies criteria that intangible assets must meet in order to be recognized and reported separately from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives will no longer be amortized to expense, but instead will be tested for impairment at least annually. Intangible assets with definite useful lives will be amortized to expense. In accordance with SOP 90-7 and the application of fresh-start reporting, the Company adopted SFAS No. 141 and SFAS No. 142. The adoption of SFAS No. 141 had no impact on our consolidated financial statements. The adoption of SFAS No. 142 results in the classification of the reorganization intangible recognized in fresh-start reporting as goodwill with an indefinite life. As a result, the goodwill will not be amortized, but will be reviewed annually for impairment.

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

     In December 2002, the Company decided to close its data center facility in Atlanta and more fully capitalize on its strategic relationship with its collocation facility partner. As a result of this decision, the Company recorded a charge for an impairment of goodwill of approximately $2.5 million and a write-off of fixed assets of approximately $1.1 million. During 2003, the Company recorded an impairment related to the goodwill associated with the Company's most recent acquisitions, including Strategic Business Group and costs incurred related to MIT Consulting, eliminating $170,000 representing the remaining goodwill associated with these transactions and also recorded a write-off of fixed assets of approximately $330,000 due to the devaluation and disposal of equipment.

Net Loss Per Share

     The Company computes net income per share in accordance with SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. The following table discloses the components of earnings per share as required by SFAS No. 128:

     For purposes of computing net loss per share during 2002 until such time the shares were issued, the Company used the estimated number of shares to be issued under the Plan of Reorganization, including those to be issued to certain holders of unsecured creditor claims, those to the shareholder of the Predecessor Company reflecting a 1 for 6 reverse split and other shares issuable under terms of the Plan of Reorganization.

     Diluted net loss per share does not include the effect of the following common equivalent shares as the effect of their inclusion is antidilutive during each period:

                                                         Year Ended December 31,
                                                         -----------------------
                                                               2003        2002
                                                               ----        ----
          Shares issuable pursuant to warrants to
          purchase common stock                               100,000    100,000
          Shares issuable pursuant to the convertible
          preferred stock                                   8,552,229       --
          Shares issuable pursuant to warrants to
          purchase convertible preferred stock              2,500,000       --



(6) Business Combinations

     During 2002, the company completed one acquisition, Strategic Business Group ("SBG") a company specializing in a proprietary methodology for critical process mapping, which allows customers to map current business processes as well as the transitional processes that will be required to implement software solutions acquired from eNucleus. Additionally, SBG has extensive experience in software selection, implementation and process improvement consulting. Consideration paid was through the assumption of certain net liabilities of approximately $100,000 and a stock earn-out over the subsequent twenty-four month period equal to 50% of the net earnings of the acquired asset operations. In the fourth quarter of 2003, this agreement was terminated and the stock due under the earn out provision was included within an overall settlement made with the original principal shareholder of SBC.

     In May 2003 the Company announced that we had signed an agreement for the acquisition of certain assets and operations of Millennium Information and Technology Consultants, LTD. ("MIT"). Upon final due diligence and review, it was decided that the acquisition would not be concluded but rather a strategic relationship would be entered into, thereby giving eNucleus access into the MIT'S resources and client relationships and giving MIT access to resell eNucleus' product offerings and services. At the time of this filing the strategic relationship had not been concluded.

(7) Financial Statement Components

Accounts Receivable

     Accounts receivables are shown net of the allowances for doubtful accounts of $36,000 and $32,000 for 2003 and 2002, respectively.

Property and Equipment

     Property and equipment consisted of furniture, fixtures, and computer equipment and are net of accumulated depreciation of $8,000 and $172,000 as of December 31, 2003 and 2002, respectively. Associated with the write off and disposal of certain equipment related to the reorganization, the Company incurred a loss of approximately $330,000.

  Accrued Expenses

         Accrued expenses consisted of the following:

                                                          December 31,
                                                          ------------
                                                     2003             2002
                                                     ----             ----
           Accrued interest                       $       0        $  15,395
           Accrued payroll and commissions           32,565          143,656
           Tax liabilities                          208,934          208,934
           Professional fees                         14,500           53,500
           Other                                     11,614           30,676
                                                  ---------        ---------
                                                  $ 267,613        $ 452,161
                                                  =========        =========
(8) Bank Borrowings and Debt

As of December 31, 2003 the Company's total long-term debt outstanding was as follows:

                  Reorganized Company--
                      Bank Note Payable                       90,681
                      Tax Claim Notes Payable                219,474
                      Other Notes Payable                    191,952
                                                           ---------
                                                             502,107
                  Less current maturities                   (156,861)
                                                           ---------
                                                           $ 345,246
                                                           =========

     As part of the Plan of Reorganization, the Company entered into a borrowing facility with Sunami. In accordance with the Plan of Reorganization, Sunami (or others who shall provided post-petition financing) shall receive on account of the borrowings, five shares of New Common Stock for every ten dollars loaned and a Senior Secured Note for the amount of the borrowings. As of December 31, 2003, eNucleus had received approximately $1 million of value under this facility the proceeds of which have been used to satisfy certain petitions resulting from the bankruptcy and post-petition operating requirements. During 2002, Sunami agreed to convert approximately $700,000 of Senior Secured Note into equity and the remaining was converted into equity during 2003.

     Pursuant to the Sunami financing agreement, in December, 2001, the Company also entered into a three-year $545,000 secured demand loan agreement with Capital Equity Group. The note agreement is secured by certain of our assets, guaranteed by John Paulsen, our CEO and bears interest at the rate of 16%. During the second quarter of 2002 Capital Equity Group notified the Company that they would not be able to satisfy the lending requirements of the facility (the Company received approximately $212,000 under this facility). As part of the emergence from bankruptcy in November 2003, the Company reached agreement with the holders of such notes to convert into equity.

     As part of our Plan of Reorganization , the Bank Note Payable of $500,000 plus accrued interest and attorney's fees was restructured into a three year secured note in the amount of the total allowed claim less $225,000 which is payable by the Company as soon as reasonably practicable. During 2002, the Company has paid $50,000 toward the $225,000 payment due. The note is secured by a first priority lien on all of the Company's Litigation Claims and a second priority lien on all other assets of the Company. As part of the emergence from bankruptcy in November 2003, the Company and certain unrelated third parties reached agreement with the Bank, whereby the third parties assumed ownership of the Bank of America note. Associated with this transaction, the Company issued shares of common stock to the third party in acceptance of the conversion of certain amounts due. The remaining balance represents unconverted amounts still due.

     Holders of allowed tax claims, including the Internal Revenue Service and certain state revenue agencies, received in full satisfaction, settlement of and in exchange for its tax claim, a six year 6.5% promissory note in an amount equal to the principal amount of its tax claims, payments of principal and interest due monthly. The Company is currently restructuring its payment plan associated with the terms of the agreements.

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

(9) Stockholders' Equity

     Pursuant to the Plan of Reorganization, the Company filed an Amended and Restated Certificate of Incorporation with the Delaware Secretary of State. The Company's Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock, par value $.001 per share, and 20,000,000 shares of preferred stock, par value $.001 per share. The first series of preferred stock has been defined as the Series A Convertible Preferred Stock. Such series is convertible into common stock at a conversion rate of 5 shares of common stock for each share of Series A Preferred Stock. The Series A also contains a mandatory conversion feature upon a future reverse stock split or an increase in the number of authorized shares of Common Stock.

     In accordance with the Plan of Reorganization, all outstanding shares of old common stock (ENCS) and warrants and options to purchase old common stock were cancelled. As part of the distribution of the New Common Stock under the Plan of Reorganization, shareholders were to tender their Old Common Stock to the Reorganized Company designated Stock Transfer Agent no later than October 15, 2002, in accordance with written instructions provided to such holders, and in exchange would receive one share of new common stock for every six shares of old common stock previously owned. Any shareholder who did not submit its certificates for exchange prior to October 15, 2002 had its claim or interest and its distribution pursuant to the Plan of Reorganization on account of such Old Common Stock discharged and shall be forever barred from asserting any such claim or interest against the Reorganized Company or their respective property. Approximately 180,000 shares of new common stock were issued under this exchange. Additionally, approximately 280,000 shares were issued in exchange for holders of certain allowed claims under the Plan of Reorganization. Such holders of allowed claims received 1 share of common stock for every $30.00 of debt claim approved. Any creditor who did not submit its appropriate paperwork for the stock exchange prior to December 23, 2002 had its claim or interest and its distribution pursuant to the Plan of Reorganization on account of such claim discharged and shall be forever barred from asserting any such claim or interest against the Reorganized Company or their respective property.

     As part of the Plan of Reorganization, the Company entered into a borrowing facility with Sunami. In accordance with the Plan of Reorganization, Sunami (or others who shall provided post-petition financing) shall receive on account of the borrowings, five shares of New Common Stock for every ten dollars loaned and a Senior Secured Note for the amount of the borrowings. As of December 31, 2003, eNucleus has received approximately $1 million of value under this facility the proceeds of which have been used to satisfy certain petitions resulting from the bankruptcy and post-petition operating requirements. During 2002, Sunami agreed to convert approximately $700,000 of Senior Secured Note into equity and the remaining was converted into equity during 2003.

     Pursuant to the Sunami financing agreement, in December, 2001, the Company also entered into a three-year $545,000 secured demand loan agreement with Capital Equity Group. The note agreement would have been secured by certain of our assets, guaranteed by John Paulsen, our CEO and bears interest at the rate of 16%. During the second quarter of 2002 Capital Equity Group notified the Company that they would not be able to satisfy the lending requirements of the facility (the Company received approximately $212,000 under this facility). As part of the emergence from bankruptcy in November 2003, the Company reached agreement with the holders of such notes to convert into equity.

     During 2003, the Company has issued approximately 100,000 shares of common stock subject to an investment banking and acquisition support consulting agreement, 170,000 shares pursuant to a financing arrangements, 200,000 shares for investor relations and marketing support, 750,000 shares pursuant to debt conversion agreements and 340,000 shares to certain employees pursuant to their employment agreements and/or in lieu of cash compensation during the period. As part of the Company's emergence from bankruptcy in November 2003, the Company reached agreement with certain note holders and creditors for the agreement to convert approximately $2 million of outstanding and contingent obligations into
4.7 million shares of common stock and 1.45 million shares of Series A Convertible Preferred Stock, which have a conversion rate of 5 shares of common stock for each share of Series A Preferred Stock.

     At various times during 2002, certain holders of debts outstanding agreed to convert amounts outstanding into new common stock. A total of $2.6 million of obligations agreed to conversion, including $900,000 of future lease obligations under the termination of the data center lease, $700,000 of financing provided through Sunami and $1 million of post-petition administrative claims. Approximately 1.2 million shares were issued in conjunction with these conversions. Associated with the post-petition administrative claims conversions are certain clauses that could result in additional shares being issued to the creditors or shares being returned to the Company, based upon certain future stock prices and/or the eventual liquidation prices achieved by the shareholders in relation to their cost basis. On December 2, 2002 the Company issued 5,000 shares of common stock in connection with its acquisition of Strategic Business Group, Inc. ("SBG"). Additionally, the principal shareholder of SBG will be entitled to a stock earn out over the subsequent twenty-four month period equal to 50% of the net earnings of the acquired asset operations. In the fourth quarter of 2003, this agreement was terminated and the stock due under the earn out provision was included within an overall settlement made with the original principal shareholder of SBC.

     Subsequent to year end, the Company has issued approximately 500,000 shares of common stock, including 440,000 shares pursuant to a financing arrangement, 55,000 shares subject to a settlement and conversion of certain liabilities outstanding .

     Subsequent to year-end, the Board of Directors authorized and shareholders approved a one for ten reverse stock split of all issued and outstanding common stock, effective February 18, 2004. The par value of the common stock was maintained at the pre-split amount of $.001 per share and the authorized capital was maintained at 100,000,000 shares of common stock, and the par value of the preferred stock was maintained at the pre-split amount of $0.001 per share, and the authorized capital was maintained at 20,000,000 shares of preferred stock. All references to common shares and per share amounts in these consolidated financial statements and notes to consolidated financial statements have been restated to reflect this reverse stock split on a retroactive basis, exclusive of fractional shares.

     Subsequent to year end, the Company privately sold 277,778 shares of Series B Preferred stock along with a warrant to purchase 250,000 shares of Series B preferred stock at the face value of $1.00 per share for the consideration of $250,000 in funding.

     Subsequent to year end and subject to certain contingencies, Congruent Ventures has agreed to transfer up to 394,777 of their eNucleus preferred stock holdings and 206,000 warrants to John Paulsen in consideration of among other things Mr. Paulsen agreeing to serve as Chairman & CEO for a period of no less than 12 months.

     Subsequent to year end and beginning May 1, 2004, Congruent Ventures' CEO, Dhru Desai, agreed to join eNucleus' management team as President and serve as a member of the Company's Board of Directors.

(10) Stock Options and Warrants

     In March, 2002, upon the expiration of the employment agreements of Mr. Paulsen and Mr. Voss, the Company granted options to purchase up to 250,000 shares of common stock, respectively, at a price equal to the market price on date of grant. Such options were granted for the consideration and incentive to continue employment and at a substantially reduced salary through the remainder of 2002 and until such time the Company provides positive cash flow operating earnings.

     In accordance with the Plan of Reorganization, the Company agreed to issue warrants to purchase 100,000 shares of common stock to certain unsecured creditors pro rata in accordance with the amount of their allowed claims. The Warrants give the holders thereof the right to purchase, at any time for a period of seven years from the date of issuance (i.e., the effective date of the Plan), one share of the New Common Stock at a price of $2.00 per share. The Warrants also contain a "Cashless Exercise" provision which provide that in the event the stock has traded at an average price in excess of $20.00 per share for at least 30 days preceding an exercise of any warrants, the holders thereof may elect to exercise the Warrants in whole or in part and instruct the Company to withhold from the securities issuable upon exercise, a number of securities, valued at the current fair market value on the date of exercise, as the payment of the exercise price. The Company has not yet issued these warrants.


     In conjunction with certain issuances of the Series A Preferred Stock, the Company issued a warrant to purchase 500,000 shares of Series A Convertible
Preferred Stock at a purchase price of $1.00 per share.

Fair Value Disclosures

     The Company uses the intrinsic value method in accounting for its employee stock-based compensation plans. Had compensation cost been determined in accordance with SFAS No. 123 for all of the Company's employee stock-based compensation plans, net loss and net loss per share would have been changed to the amounts indicated below (in thousands, except per share data):


                                                     Year Ended     Year Ended
                                                       Dec. 31        Dec. 31
                                                        2003           2002
                                                        ----           ----
           Net loss
           As reported                                $(1,461)       $(5,758)
           Pro forma                                   (1,461)        (5,758)
           Basic and diluted net loss per share:
           As reported                                 $(0.28)        $(2.50)
           Pro forma                                    (0.28)         (2.50)

     The fair value of each stock option and warrant is estimated on the date of grant using the Black-Scholes option pricing model with no expected dividends, expected lives of the contractual term (generally 10 years), risk-free interest rates of 4.2-6.5% and volatility of 260%.

  A summary of the Company's option activity for the years ended December 31, 2003 and 2002 are as follows:

                                                          2003                                2002
                                                          ----                                ----

                                               Shares             Shares            Shares            Shares
                                               ------             ------            ------            ------
Outstanding at beginning of year                          0              $0.00                0              $0.00
Granted                                                   0               0.00        5,000,000               0.01
Forfeited/Cancelled                                       0               0.00                0               0.00
Exercised                                                 0               0.00        5,000,000               0.01
                                          -------------------------------------------------------------------------
Outstanding at the end of the year                        0               0.00                0               0.00
                                                          -               ----                -               ----
                                          -------------------------------------------------------------------------

Exercisable at the end of the year                       --                 --               --                 --
                                                         --                 --               --                 --

     The weighted average fair value of options granted during the years ended
December 31, 2003 and 2002 was $0.01.

     As of December 31, 2003, there were no outstanding options that were issue.
In conjunction with the Plan of Reorganization, the Company is to issue options to purchase up to 100,000 share of common stock at a purchase price of $2.00.
However, the Company has not yet issued these options and therefore are not included in the table above.

     There were not warrants issued to purchase common stock during 2002 or 2003. A summary of the Company's warrant activity for preferred stock for the years ended December 31, 2003 and 2002 are as follows:


                                                          2003                                2002
                                                          ----                                ----
                                                             Weighted Average                    Weighted Average
                                               Shares         Exercise Price        Shares        Exercise Price
                                               ------         --------------        ------        --------------
Outstanding at beginning of year                          0              $0.00                0              $0.00
Granted                                             500,000               1.00                0                  0
Forfeited                                                 0                  0                0                  0
Exercised                                                 0                  0                0                  0
                                          -------------------------------------------------------------------------
Outstanding at the end of the year                  500,000               1.00                0                  0
                                          -------------------------------------------------------------------------

Exercisable at the end of the year                  500,000              $1.00                0                  0
                                          -------------------------------------------------------------------------

The weighted average fair value of warrants granted during the years ended
December 31, 2003 was $1.00.

                                      F-13

(11) Commitments and Contingencies

Leases

     The Company's rent expense was $117,000, $153,000 for the year ended December 31, 2003 and 2002, respectively. The Company currently leases office space on a month to month basis, with a total monthly cost of approximately $3,000.

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

(12) Related-party transactions.

     As part of the Plan of Reorganization, the Company entered into a borrowing facility with Sunami Ventures, LLC ("Sunami") (a limited liability company managed and controlled by Mr. Henry Paulsen, John Paulsen's father). In accordance with the Plan of Reorganization, Sunami (or others who shall provided post-petition financing) shall receive on account of the borrowings, five shares of New Common Stock for every ten dollars loaned and a Senior Secured Note for the amount of the borrowings. As of December 31, 2003, eNucleus has received approximately $1 million of value under this facility the proceeds of which have been used to satisfy certain petitions resulting from the bankruptcy and post-petition operating requirements and which approximately 500,000 shares were issued in conjunction with the facility. During 2002, Sunami agreed to convert approximately $700,000 of Senior Secured Note into equity and the remaining was converted into equity during 2003. Shares of common stock received from these conversions totaled approximately 1.5 million.

     In December, 2002 the Company decided to close our data center facility in Atlanta and requested to terminate its collocation/lease agreement with Sunami. As a result of this decision, the Company issued approximately 450,000 of restricted common stock as consideration for the release of $913,000 of remaining lease obligations as well as the relinquishment of our security deposit and the rights and title to certain leasehold improvements made to the facility.

     During 2002 the Company issued 70,000 and 75,000 shares of common stock to Mr. Paulsen and Mr. Voss, respectively in lieu of certain monies owed under their compensation arrangements. In March, 2002, the Company granted options to purchase up to 250,000 shares of restricted common stock to Mr. Paulsen and Mr. Voss, respectively, at a price equal to the market price on date of grant. Such options were granted for the consideration and incentive to continue employment and at a substantially reduced salary through the remainder of 2002 and until such time the Company provides positive cash flow operating earnings. As of December 31, 2002, these options were fully exercised and the respective shares had been issued.

(13) Income Taxes

     As part of the process of preparing the Company's financial statements, management is required to estimate income taxes. This process involves estimating the Company's actual current tax exposure together with assessing temporary differences resulting from differing treatment of items. These differences result in deferred tax assets and liabilities. The Company assesses the recoverability of its deferred tax assets in accordance with the provisions of FAS 109. In accordance with that standard, the Company recorded a full valuation allowance for its net deferred tax assets as of December 31, 2003. The Company intends to maintain a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support the reversal of the remaining reserve. Until such time, except for minor state and local tax provisions, the Company will have no reported tax provision, net of valuation allowance adjustments. In the event the Company was to determine, based on the existence of sufficient positive evidence, that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made.

     As of December 31, 2000, the Company had generated net operating loss carryforwards of approximately $32 million. The Company recorded a valuation allowance for the full benefit of the loss carryforward. During 2001 the Company filed for bankruptcy protection. As a result of the approved Plan of Reorganization, there has been a substantial change in ownership resulting from the creditors conversion into common stock and other matters. Federal and state tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a shift in the ownership of the Company, which constitutes an "ownership change" as defined by Internal Revenue Code,
Section 382. However, there are certain exceptions related to bankruptcy. Management has not yet determine the impact of the bankruptcy on its loss carryforwards, however any amounts that would arise would be fully reserved through a valuation allowance. Subsequent to the Reorganization, the Company has generated net operating loss carryforwards of approximately $5.5 million. The Company has recorded a valuation allowance for the full benefit of the loss carryforward.

(14) Segment Information

     The Company has no separately reportable segments in accordance with SFAS No. 131 and therefore does not report operations, identify assets and/or other resource related to business segments. The Company operates its business and manages financial information collectively under managed services.

(15) Subsequent Events


     On January 21, 2004 eNucleus, Inc. through one of its subsidiaries Financial ASPx,Inc. (collectively the "Company") purchased substantially all the assets of PrimeWire, Inc. ("PrimeWire"). The Acquisition was effected pursuant to an Asset Purchase Agreement between the Company, PrimeWire and the holders of the capital stock of PrimeWire (the "Shareholders") dated January 21, 2004 (the "Purchase Agreement"). Subject to the terms and conditions of the Purchase Agreement, PrimeWire received $50,000 upon closing and a three year earn out provision that provides for (i) quarterly cash payments of 10% of the net revenues generated by the PrimeWire assets and (ii) quarterly stock payments of 15% of the net revenues generated by the PrimeWire assets (shares to be determined based upon the average closing price of the 20 day period prior to the end of each quarter). Additionally, PrimeWire has the ability to earn an additional 7% of Net Revenues generated by Large License Deals (license agreements in excess of $200,000 in the first 12 months of the contract) during the first year.

     Subsequent to year-end, the Board of Directors authorized and shareholders approved a one for ten reverse stock split of all issued and outstanding common stock, effective February 18, 2004. The par value of the common stock was maintained at the pre-split amount of $.001 per share and the authorized capital was maintained at 100,000,000 shares of common stock, and the par value of the preferred stock was maintained at the pre-split amount of $0.001 per share, and the authorized capital was maintained at 20,000,000 shares of preferred stock. All references to common shares and per share amounts in these consolidated financial statements and notes to consolidated financial statements have been restated to reflect this reverse stock split on a retroactive basis, exclusive of fractional shares.



(16) VALUATION AND QUALIFYING ACCOUNTS

                                                     Balance at     Charges to                  Balance
                                                     Beginning      Operating      Accounts      at End
       Accounts receivable allowance activity        of Period       Expenses    Written-off   of Period
       --------------------------------------        ---------       --------    -----------   ---------
                   (in thousands)

  For the year ending December 31, 2003                 $   32          $  75          $  71        $ 36
  For the year ending December 31, 2002                 $    4          $  28          $   0        $ 32

                                                  F-16