Form 10QSB
period 2004-03-31
ENUCLEUS INC
filed 2004-04-19
CIK 761034

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                   FORM 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the Transition period from            to
                                            ----------    ----------

                                 ENUCLEUS, INC.
             (Exact Name of Registrant as Specified in its Charter)

         0-14039                                          11-2714721
 ----------------------                      ----------------------------------
(Commission File Number)                    (I.R.S. Employer Identification No.)


                                4000 Main Street
                              Bay Harbor, MI 49770
                     --------------------------------------
                    (Address of Principal Executive Offices)

                                  231/439-2708
               --------------------------------------------------
              (Registrant's telephone number, including area code)

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

PART I -- FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     o    Condensed Consolidated Balance Sheets as of
          March 31, 2004 (Unadudited) and December 31, 2003.

     o Condensed Consolidated (Unaudited) Statements of Operations for the three months ended March 31, 2004 and 2003

     o Condensed Consolidated (Unaudited) Statements of Cash Flows for the three months ended March 31, 2004 and 2003

     o    Notes to Condensed Consolidated (Unaudited) Financial
          Statements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.   CONTROLS AND PROCEDURES


                                     PART II

                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

FORM 10-QSB SIGNATURE PAGE



PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                                 eNUCLEUS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                         March 31,     December 31,
                                                            2004          2003
                                                        (unaudited)
ASSETS:
Current Assets
Cash                                                    $    49,198    $        78
Accounts receivable                                         330,801         16,900
Other current assets                                         36,828         41,038
                                                        -----------    -----------
Total current assets                                        416,827         58,016
                                                        -----------    -----------

Property and equipment, net                                  18,684         19,786
Goodwill and other intangibles, net                       2,105,500      1,674,622
Other assets                                                200,000           --
                                                        -----------    -----------
Total assets                                            $ 2,741,011    $ 1,752,424
                                                        ===========    ===========

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Notes payable                                           $   156,861    $   156,861
Accounts payable                                             49,421         42,792
Accrued expenses                                            530,396        267,613
                                                        -----------    -----------
Total current liabilites                                    736,678        467,266
                                                        -----------    -----------
Long term liabilities                                       345,246        345,246
                                                        -----------    -----------
Total Liabilities                                         1,081,924        812,512
                                                        -----------    -----------

Preferred stock  $0.001 par value, 10,000,000 shares
authorized,
  Series A -- 1,453,779 shares issued and outstanding          --            1,454
  Series B  -- 417,778 shares issued and outstanding            418
Common stock, $0.001 par value, 100,000,000 shares
authorized, 17,271,833 and 9,527,938 shares issued
and outstanding, respectively                                17,272          9,528
Additional paid-in capital                                8,839,661      8,350,242
Accumulated deficit                                      (7,198,264)    (7,421,312)
                                                        -----------    -----------
Total stockholder's equity                                1,659,087        939,912
                                                        -----------    -----------

                                                        -----------    -----------
Total liabilities and stockholders' equity              $ 2,741,011    $ 1,752,424
                                                        ===========    ===========


        See accompanying notes to condensed unaudited financial statements.

                                 eNUCLEUS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three Months,  Three Months,
                                                       Ending         Ending
                                                      March 31,      March 31,
                                                        2004           2003

Revenue                                             $    628,357   $    211,814


Operating expenses                                       264,056        306,520
Stock based compensation expense                         140,192        148,000
Net reorganization expense                                  --            7,465
Depreciation and amortization expense                      1,102         37,486
                                                    ------------   ------------
Operating income (loss)                                  223,007       (287,657)

Interest and other income (expense)                           40         (8,290)
Income tax expense                                          --             --
                                                    ------------   ------------
Net Income (loss)                                   $    223,047   $   (295,947)
                                                    ============   ============


Basic and diluted net loss common share             $       0.02   $      (0.01)
                                                    ============   ============

Weighted average shares outstanding - basic and
diluted                                               13,387,386     37,962,872
                                                    ============   ============


       See accompanying notes to condensed unaudited financial statements.



                                          eNUCLEUS, INC.
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)

                                                                     Three Months     Three Months
                                                                        Ending           Ending
                                                                       March 31,        March 31,
                                                                         2004             2003

Cash flow from operating activities                                   $ 223,047         $(295,947)

Net loss
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities
  Depreciation and amortization expense                                   1,102            37,486
  Compensation expense related to issuance of equity securities         140,192           148,000
  Changes in operating assets and liabilities                          (565,221)           49,941
                                                                      ---------         ---------
Net cash used in operating activities                                  (200,880)          (60,520)
                                                                      ---------         ---------

Cash flow from investing activities
  Capital expenditures
                                                                           --              (9,387)
                                                                      ---------         ---------
Net cash used in investing activities
                                                                           --              (9,387)
                                                                      ---------         ---------

Cash flow from financing activities
  Proceed from notes payable, net
                                                                           --              90,228
  Proceeds from sale of preferred stock                                 250,000
                                                                      ---------         ---------
Net cash provided by financing activities                               250,000            90,228
                                                                      ---------         ---------

Increase (decrease) in cash                                              49,120            20,321
Cash, beginning of period                                                    78             4,932

                                                                      ---------         ---------
Cash, end of period                                                   $  49,198         $  25,253
                                                                      =========         =========


                See accompanying notes to condensed unaudited financial statements.

                                 eNUCLEUS, INC.
        NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS
                                 March 31, 2004



NOTE 1.   GENERAL

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

Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. These financial statements should be read in conjunction with our audited consolidated financial statements and footnotes for the year ended December 31, 2003 that are included in our annual report on Form 10-KSB.

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

     As shown in our results of operations, we reached profitable operations during 2004 as a result of our most recent acquisition and raised $250,000 in preferred equity. However, the Company's continued existence is dependent on its ability to maintain future profitable operations and its ability to obtain additional financial support. The satisfaction of the Company's cash requirements hereafter will depend in large part on its ability to successfully generate revenues from operations and raise additional capital to fund operations. There can, however, be no assurance that sufficient cash will be generated from operations or that unanticipated events requiring the expenditure of funds within its existing operations will not occur. Management is aggressively pursuing additional sources of funds, the form of which will vary depending upon prevailing market and other conditions and may include high-yield financing vehicles, short or long-term borrowings or the issuance of equity securities. There can be no assurances that management's efforts in these regards will be successful. NOTE 4. ACCOUNTS RECEIVABLE AND OTHER LONG TERM ASSETS

During the first quarter 2004, we completed a software source code licensing agreement for the use of the PrimeWire benefits administration application platform with Online Benefits, Inc. Under the terms of the agreement, eNucleus will receive payments in fixed installments of $100,000 at closing and every six months for the first two years (total of $500,000) and quarterly royalty payments, through December 2008, of 5% of Net Revenues incrementally received by the Purchaser due to the acquired software. The fixed payments under the sale of this source code was recorded as revenue within the first quarter of 2004. Any royalty payments received will be recorded as revenue when earned. In accordance with the earn out provisions ad provided for in the purchase agreement between eNucleus and Primewire, Primewire will receive the first $300,000 of payments received under this contract. Such payments made will be included as part of the purchase accounting for the acquisition and be allocated to intangible assets of software and customer contracts. As of March 31, 2004 the company has received the first $100,000 payment under this contract. Included in accounts receivables are the next two payments expected within the next twelve months totaling $200,000. The remaining $200,000 has been included in Other Assets long term.


NOTE 5.   FINANCING ARRANGEMENTS

As of March 31, 2004 the Company's total long-term debt outstanding was as follows:


                      Tax Claim Notes Payable               219,474
                      Other Notes Payable                   282,633
                                                          ---------
                                                            502,107
                  Less current maturities                  (156,861)
                                                          ---------
                                                          $ 345,246
                                                          =========

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

Other notes payable include a 3-year note payable to a previous landlord of the Company in the amount of its total allowed claim of approximately $142,000. Monthly payments of $1,000 are due with the first payment in each year due of $10,000. The final payment will include the remaining outstanding principal plus accrued interest. Payments bringing this note current have been made subsequent to quarter end. Also included in other notes payable is a note agreement the Company and certain unrelated third parties reached, whereby $90,681 would be loaned to eNucleus for the consummation of its restructuring. This note is currently being negotiationed to equity under current market values. Also included in other notes payable is a note payable to a unsecured claimant prior to the Company's filing of bankruptcy, who in accordance with the Plan of Reorganization, elected to take a Junior Secured Note on the portion of the unsecured claim. Such note accrues interest at 12% per annum with principal and interest due in twenty-four months from the date of issuance. No payments have been made against this note.



NOTE 6.   STOCKHOLDERS' EQUITY

The Company's Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock, par value $.001 per share, and 20,000,000 shares of preferred stock, par value $.001 per share. The first series of preferred stock has been defined as the Series A Convertible Preferred Stock. Such series is convertible into common stock at a conversion rate of 5 shares of common stock for each share of Series A Preferred Stock. The Series A also contains a mandatory conversion feature upon a future reverse stock split or an increase in the number of authorized shares of Common Stock. The second series of preferred stock has been defined as the Series B Convertible Preferred Stock. This Series B is convertible into 3.33 shares of common stock per share of preferred stock.

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

As a result of the reverse split approve on February 18, 2004, the Series A Preferred Stock shares issued were converted into approximately 7.3 million shares of common stock in accordance with its mandatory conversion feature.



During the first quarter 2004, the Company also issued approximately 700,000 shares of common stock for settlement and conversion of certain liabilities outstanding.

During the first quarter 2004 and subject to certain contingencies, Congruent
Ventures has agreed to transfer up to 394,777 of their eNucleus preferred stock holdings (prior to the mandatory conversion) and 206,000 warrants to John
Paulsen in consideration of among other things Mr. Paulsen agreeing to serve as Chairman & CEO for a period of no less than 12 months.

During the first quarter 2004, the Company privately sold 277,778 shares of Series B Preferred stock along with a warrant to purchase 250,000 shares of Series B preferred stock at the face value of $1.00 per share for the consideration of $250,000 in funding.

Note 7.     Acquisitions

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

Unaudited Proforma Consolidated Statement of
Operations
For the Year Ending December 31, 2003


                                                                      Acquired Company
                                                                      ----------------
                                                           eNucleus,     Prime Wire     Proforma        Proforma
                                                              Inc.       (unaudited)   Adjustments(1)
                                                          -----------    -----------    ---------      -----------
Revenue                                                   $   577,574    $ 2,429,992         --        $ 3,007,566


Operating expenses                                            980,412      2,681,812         --          3,662,224
Stock based compensation expense                                 --             --           --               --
Net reorganization expense                                    897,182           --           --            897,182
Depreciation and amortization expense                         150,965        940,885         --          1,091,850
                                                          -----------    -----------    ---------      -----------
Operating loss                                             (1,450,985)    (1,192,705)        --         (2,643,690)


Interest and other income (expense)                           (10,305)      (124,140)        --           (134,445)
Income tax expense                                               --             --           --               --
                                                          -----------    -----------    ---------      -----------
Net loss                                                  $(1,461,290)   $(1,316,845)   $    --        $(2,778,135)
                                                          ===========    ===========    =========      ===========

Basic and diluted net loss common share                   $     (0.28)          --           --        $     (0.53)
                                                          ===========    ===========    =========      ===========

Weighted average shares outstanding - basic and diluted     5,250,310           --           --          5,250,310
                                                          ===========    ===========    =========      ===========


NOTES TO UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL DATA

1. eNucleus has accounted for the PrimeWire acquisition as a purchase. The purchase price of $50,000 upon closing and a three year earn out provision has been allocated to the acquired assets and assumed liabilities based upon their estimated relative fair values as follows:

         Total purchase price, including expenses (2)               $ 50,000
         Current assets                                               73,000
         Other assets                                                 60,000
         Liabilities assumed                                         183,000
                                                                     -------

         Excess purchase price over net assets acquired (2)        $ 100,000
                                                                   =========

Pro forma adjustments above have been reflected to record the purchase price as described above. The excess purchase price over net assets acquired has been allocated to purchased software and website costs.

(2) As additional purchase price earned and recorded in accordance with the earn out provisions, it is anticipated that such amounts will be recorded as additional increases to Other Assets allocated to the value of the capitalized software and website costs.

The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements and related notes which are included under Item 1 and with the Management's Discussion and Analysis Of Financial Condition and Results Of Operations and the audited financial statements and related notes included in eNucleus' Form 10-KSB, as filed with the Securities and Exchange Commission on April 14, 2004.

     This Form 10-QSB contains forward-looking statements within the meaning of the Private Securities litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933 that involve numerous risks and uncertainties. Forward-looking statements can be identified by the use of forward-looking terminology such as "estimates," "projects," "anticipates," "expects," "intends," "believes," or comparable terminology or by discussions of strategy that involve risks and uncertainties. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Actual results could differ from such forward-looking statements. We undertake no obligation to revise forward-looking statements. Readers are encouraged to review and consider carefully the various disclosures made by us in this report and our other reports filed with the Securities and Exchange Commission, including our Form 10-KSB for the year ended December 31, 2003. Such risks and uncertainties include our ability to raise the funds necessary to finance our operations, general effects of our restructuring and emergence from Chapter 11 reorganization, our ability to successfully execute on our business plan, competitive factors and attracting new customers.

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

RESULTS OF OPERATIONS


     Revenue. For the first quarter 2004, revenue increased approximately $417,000 or 200% to $628,000 from $211,000 in the first quarter 2003. The majority of the increase relates to the one time sale of a software source code to Online Benefits

     Operating expenses. For the first quarter 2004, operating expenses decreased approximately $42,000 to $264,000 from $306,000 in the first quarter 2003. The decrease in operating expenses is a result of managements continued efforts in cost containment.

     Stock based compensation and expenses. During 2004 and 2003, the Company reached agreements with certain vendors and employees to accept shares of common stock in exchange for services rendered and salaries due. The costs of those services paid by shares of common stock have been reflected in this balance.

     Net reorganization expenses. Costs incurred by the company include professional fees, court costs and other expenses associated with the Chapter 11 proceedings.

     Depreciation and amortization expense. Depreciation and amortization expense decreased $36,000 to $1,000 in the three months of 2004 as compared to $37,000 in the three months of 2003. The decrease was primarily a result of the write off of the majority of fixed assets as a result of the restructuring. The Company closed facilities and wrote off unrealizable value in fixed assets upon the disposal or sale of items of over $1.1 million of fixed assets in conjunction with the close of our Atlanta data center facility in the fourth quarter 2002 and approximately $330,000 during 2003 due to the devaluation and disposal of equipment.

     Interest and other income/expenses. Interest and other expenses in the first quarter 2003 represents interest accruing on post-petition borrowings and notes payable arising from the reorganization.

     Net Income. Our first quarter of 2004 resulted in net income of $223,000, primarily resulting from the favorable impact of the sale of software source code to Online Benefits. Our net loss in the first quarter 2003 was $296,000. Excluding the impact of certain non-cash and non-recurring expenses, including stock based compensation and expenses, the bankruptcy related expenses, and depreciation, earnings were $364,000 in the first quarter 2004.

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

     As shown in our results of operations, we reached profitable operations during 2004 as a result of our most recent acquisition and raised $250,000 in preferred equity. However, the Company's continued existence is dependent on its ability to maintain future profitable operations and its ability to obtain additional financial support. The satisfaction of the Company's cash requirements hereafter will depend in large part on its ability to successfully generate revenues from operations and raise additional capital to fund operations. There can, however, be no assurance that sufficient cash will be generated from operations or that unanticipated events requiring the expenditure of funds within its existing operations will not occur. Management is aggressively pursuing additional sources of funds, the form of which will vary depending upon prevailing market and other conditions and may include high-yield financing vehicles, short or long-term borrowings or the issuance of equity securities. There can be no assurances that management's efforts in these regards will be successful.

 CRITICAL ACCOUNTING POLICIES

     The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the Unites States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Estimates are used for, but not limited to, the accounting for allowances for doubtful accounts, acquisitions, goodwill impairments, contingencies, accruals, extinguished liabilities resulting from the reorganization case and taxes. Actual results could differ from these estimates.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not have significant exposure to changing interest rates. The Company does not undertake any specific actions to cover its exposure to interest rate risk and the Company is not party to any interest rate risk management transactions. The Company does not purchase or hold any derivative financial instruments. Reference is made to the quantitative disclosures about market risk as of December 31, 2003 included under Item 6 of our most recent Annual Report on Form 10-KSB.

ITEM 3.   CONTROLS AND PROCEDURES

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     Our common stock is traded on the NASDAQ OTC Bulletin Board (OTCBB) under the symbol ENUI. Prior to December 2003, our stock was traded under the symbol ENCU. As yet, our common stock has experienced limited trading activity. A public trading market having the characteristics of depth, liquidity and orderliness depends upon the existence of market makers as well as the presence of willing buyers and sellers, which are circumstances over which we do not have control. As of March 31, 2004 the Company has approximately 17,246,000 shares issued and outstanding.

The Company's Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock, par value $.001 per share, and 20,000,000 shares of preferred stock, par value $.001 per share. The first series of preferred stock has been defined as the Series A Convertible Preferred Stock. Such series is convertible into common stock at a conversion rate of 5 shares of common stock for each share of Series A Preferred Stock. The Series A also contains a mandatory conversion feature upon a future reverse stock split or an increase in the number of authorized shares of Common Stock. The second series of preferred stock has been defined as the Series B Convertible Preferred Stock. This Series B is convertible into 3.33 shares of common stock per share of preferred stock.

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

As a result of the reverse split approve on February 18, 2004, the Series A Preferred Stock shares issued were converted into approximately 7.3 million shares of common stock in accordance with its mandatory conversion feature. During the first quarter 2004, the Company also issued approximately 700,000 shares of common stock for settlement and conversion of certain liabilities outstanding.

During the first quarter 2004 and subject to certain contingencies, Congruent Ventures has agreed to transfer up to 394,777 of their eNucleus preferred stock holdings (prior to the mandatory conversion) and 206,000 warrants to John Paulsen in consideration of among other things Mr. Paulsen agreeing to serve as Chairman & CEO for a period of no less than 12 months.

During the first quarter 2004, the Company privately sold 277,778 shares of Series B Preferred stock along with a warrant to purchase 250,000 shares of Series B preferred stock at the face value of $1.00 per share for the consideration of $250,000 in funding.


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

ITEM 5.   OTHER INFORMATION

Subsequent to quarter end and subject to certain contingencies, Congruent Ventures has agreed to transfer up to 394,777 of their eNucleus preferred stock holdings and 206,000 warrants to John Paulsen in consideration of among other things Mr. Paulsen agreeing to serve as Chairman & CEO for a period of no less than 12 months.

Subsequent to quarter end and beginning May 1, 2004, Congruent Ventures' CEO, Dhru Desai, agreed to join eNucleus' management team as President and serve as a member of the Company's Board of Directors.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (A) Exhibits.

     31 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     (B) Reports on Form 8-K.

     On February 19, 2004, the Company filed a Form 8-K announcing the acquisition of Primewire, Inc.



                                    SIGNATURE

     In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                            ENUCLEUS, INC.

Date:  April 19, 2004                       By:  /s/  John C. Paulsen
                                               --------------------------------
                                                      John C. Paulsen,
                                                      Chairman of the Board,
                                                      Chief Executive Officer
                                                      and principal Financial
                                                      and Accounting Officer