Form 10QSB
period 2004-06-30
ENUCLEUS INC
filed 2004-08-16
CIK 761034

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                   FORM 10-QSB

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the Transition period from            to
                                            ----------    ----------

                                 ENUCLEUS, INC.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

        0-14039                                          11-2714721
 ----------------------                      ----------------------------------
(Commission File Number)                    (I.R.S. Employer Identification No.)


                                4000 Main Street
                              Bay Harbor, MI 49770
                    (Address of Principal Executive Offices)

                                  231/439-2708
              (Registrant's telephone number, including area code)

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

As of June 30, 2004, the number of common stock shares outstanding is approximately 22,000,000 shares.

       Transitional Small Business Disclosure Format (check one) Yes     No  X
                                                                    -----  -----

PART I -- FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     o Condensed Consolidated Balance Sheets as of June 30, 2004 (Unadudited) and December 31, 2003.

     o Condensed Consolidated (Unaudited) Statements of Operations for the three months ended June 30, 2004, June 30, 2003, the six months ending June 30, 2004 and the six months ending June 30, 2003.

     o Condensed Consolidated (Unaudited) Statements of Cash Flows for the six months ended June 30, 2004 and 2003

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

FORM 10-QSB SIGNATURE PAGE



PART I

                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                                 eNUCLEUS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          June 30,     December 31,
                                                            2004           2003
                                                         (unaudited)
ASSETS:
Current Assets
Cash                                                    $    12,209    $        78
Accounts receivable                                       1,000,118         16,900
Other current assets                                        123,169         41,038
                                                        -----------    -----------
Total current assets                                      1,135,496         58,016
                                                        -----------    -----------

Property and equipment, net                                 823,543         19,786
Goodwill and other intangibles, net                       1,674,622      1,674,622
Other assets                                                200,000           --
                                                        -----------    -----------
Total assets                                            $ 3,833,661    $ 1,752,424
                                                        ===========    ===========

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Notes payable                                           $   156,861    $   156,861
Accounts payable                                            185,201         42,792
Accrued expenses                                            544,964        267,613
                                                        -----------    -----------
Total current liabilites                                    887,026        467,266
                                                        -----------    -----------

Long term liabilities                                       345,246        345,246
                                                        -----------    -----------
Total Liabilities                                         1,232,272        812,512
                                                        -----------    -----------

Preferred stock  $0.001 par value, 10,000,000 shares
authorized,
  Series A -- 1,453,779 shares issued and outstanding          --            1,454
  Series B  -- 137,778 shares issued and outstanding            138           --
Common stock, $0.001 par value, 100,000,000 shares
authorized, 22,149,568 and 9,527,938 shares issued
and outstanding, respectively                                22,150          9,528
Additional paid-in capital                                9,402,932      8,350,242
Accumulated deficit                                      (6,823,831)    (7,421,312)
                                                        -----------    -----------

Total stockholder's equity                                2,601,389        939,912
                                                        -----------    -----------

                                                        -----------    -----------
Total liabilities and stockholders' equity              $ 3,833,661    $ 1,752,424
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

                                           Three Months,   Three Months,    Six Months,     Six Months,
                                              Ending         Ending           Ending          Ending
                                             June 30,       June 30,         June 30,        June 30,
                                               2004           2003             2004            2003


  Revenue                                  $    825,469    $    226,553    $  1,453,826    $    438,367
                                           ------------    ------------    ------------    ------------


  Operating expenses                            418,083         318,228         682,139         624,748
  Stock based compensation expense                 --            94,000         140,192         242,000
  Net reorganization expense                       --            15,265            --            22,730
  Depreciation and amoritization expense         32,893          37,487          33,995          74,973
                                           ------------    ------------    ------------    ------------

  Operating Income (Loss)                       374,493        (238,427)        597,500        (526,084)
                                           ------------    ------------    ------------    ------------

 Interest & Other Income (expense)                  (59)         (7,066)            (19)        (15,356)

 Income tax expense                                --              --              --              --
                                           ------------    ------------    ------------    ------------

 Net Income (loss)                         $    374,434    $   (245,493)   $    597,481    $   (541,440)
                                           ============    ============    ============    ============

  Basic diluted net loss common share      $       0.02    $      (0.01)   $       0.04    $      (0.01)
                                           ============    ============    ============    ============

  Weighted average shares outstanding
  - basic and diluted                        17,328,610       4,428,859      13,630,774       4,013,554
                                           ============    ============    ============    ============


See accompanying notes to condensed unaudited financial statements.




                                          eNUCLEUS, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)



                                                                       Six Months     Six Months
                                                                         Ending         Ending
                                                                        June 30,       June 30,
                                                                          2004           2003

Cash flow from operating activities                                   $   597,481    $  (541,440)

Net loss
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities
  Depreciation and amortization expense                                    33,995         74,973
  Compensation expense related to issuance of equity securities           140,192        242,000
  Changes in operating assets and liabilities                          (1,248,491)       139,225
                                                                      -----------    -----------
Net cash used in operating activities                                    (476,823)       (85,242)

Cash flow from investing activities
  Capital expenditures                                                     (6,416)       (21,271)
                                                                      -----------    -----------
Net cash used in investing activities                                      (6,416)       (21,271)
                                                                      -----------    -----------

Cash flow from financing activities
  Proceed from notes payable, net                                            --          108,894
  Proceeds from sale of preferred stock                                   325,000           --
  Proceeds from sale of common stock                                      170,370           --
                                                                      -----------    -----------
Net cash provided by financing activities                                 495,370        108,894
                                                                      -----------    -----------
Increase (decrease) in cash                                                12,131          2,381
Cash, beginning of period                                                      78          4,932
                                                                      -----------    -----------

Cash, end of period                                                   $    12,209    $     7,313
                                                                      ===========    ===========

Non cash investing and financing activities:
  Stock issued to affect acquisition                                  $   292,500
  Fair value of tangible assets acquired                                  144,760
  Fair value of liabilities assumed                                       122,347
                                                                      ===========


                                 eNUCLEUS, INC.
        NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS
                                  June 30, 2004


NOTE 1.   GENERAL

eNucleus, Inc. ("eNucleus" or the "Company") is a next generation software and managed hosting company. eNucleus' business strategy is to acquire companies that have proprietary software applications that fulfill core and niche business processes in four specific market verticals (i.e. Healthcare, Education, Distribution Services and Financial Services). We are particularly focused on products that enjoy strong customer loyalty and can be enabled for delivery over the Internet for a recurring monthly fee on either a managed hosting or pure ASP basis. On January 21, 2004 eNucleus, Inc. through one of its subsidiaries financial ASPx,Inc. (collectively the "Company") purchased substantially all the assets of PrimeWire, Inc. ("PrimeWire"). The Acquisition was effected pursuant to an Asset Purchase Agreement between the Company, PrimeWire and the holders of the capital stock of PrimeWire (the "Shareholders") dated January 21, 2004 (the "Purchase Agreement"). Subject to the terms and conditions of the Purchase Agreement, PrimeWire received $50,000 upon closing and a three year earn out provision that provides for (i) quarterly cash payments of 10% of the net revenues generated by the PrimeWire assets and (ii) quarterly stock payments of 15% of the net revenues generated by the PrimeWire assets (shares to be determined based upon the average closing price of the 20 day period prior to the end of each quarter). Additionally, PrimeWire has the ability to earn an additional 7% of Net Revenues generated by Large License Deals (license agreements in excess of $200,000 in the first 12 months of the contract) during the first year.


On May 28, 2004 eNucleus, Inc. through one of its subsidiaries Supply Chain ASPx, Inc. (collectively the "Company") purchased substantially all the assets of Tak Group, Inc. ("Tak Group"). The Acquisition was effected pursuant to an Asset Purchase Agreement between the Company, Tak Group and the holders of the capital stock of Tak Group (the "Shareholders") dated May 28, 2004 (the "Purchase Agreement"). Subject to the terms and conditions of the Purchase Agreement, Tak Group received 650,000 shares of eNucleus common stock. Additionally, Tak Group has the ability to earn an additional 150,000 shares if they meet certain milestones within 12 months of the close of the transaction.

NOTE 2.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements include eNucleus, Inc. and its wholly owned subsidiaries Financial ASPx, Inc., Alliance Net, Inc. and Supply Chain ASPx. The statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information, the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain amounts have been reclassified from the previously reported financial statements in order to conform to the financial statement presentation of the current period. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

Operating results for the three months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. These financial statements should be read in conjunction with our audited consolidated financial statements and footnotes for the year ended December 31, 2003 that are included in our annual report on Form 10-KSB.

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

     As shown in our results of operations, we reached profitable operations during 2004 as a result of our two most recent acquisitions and have raised $170,370 in common equity and $325,000 in preferred equity. However, the Company's continued existence is dependent on its ability to maintain future profitable operations and its ability to obtain additional financial support. The satisfaction of the Company's cash requirements hereafter will depend in large part on its ability to successfully generate revenues from operations and raise additional capital to fund operations. There can, however, be no assurance that sufficient cash will be generated from operations or that unanticipated events requiring the expenditure of funds within its existing operations will not occur. Management is aggressively pursuing additional sources of funds, the form of which will vary depending upon prevailing market and other conditions and may include high-yield financing vehicles, short or long-term borrowings or the issuance of equity securities. There can be no assurances that management's efforts in these regards will be successful.

NOTE 4.   ACCOUNTS RECEIVABLE AND OTHER LONG TERM ASSETS

During the second quarter of 2004, we completed a software licensing agreement for the use of the PrimeWire benefits administration application platform with Genesis Travel, Inc. Under the terms of the agreement, eNucleus will receive an upfront fee of $450,000 and a monthly per user fee of $3.25. The upfront payment under the license agreement was recorded as revenue in this quarter. Any royalty payments received will be recorded as revenue when earned.

During the second quarter of 2004, we also completed a software licensing agreement for the use of the Tak Group eOil application platform with Consolidated Golf Resources, Ltd. Under the terms of the agreement, eNucleus will receive an upfront fee of $125,000 plus customization cost as well as a variable monthly per user fee. The fixed payment under the license agreement was recorded in this second quarter. Any royalty payments received will be recorded as revenue when earned.

The other long term asset of $200,000 is representative of amounts which are due more then 12 months beyond the current reporting period.

NOTE 5.   FINANCING ARRANGEMENTS

As of June 30, 2004 the Company's total long-term debt outstanding was as follows:


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

Other notes payable include a 3-year note payable to a previous landlord of the Company in the amount of its total allowed claim of approximately $142,000. Monthly payments of $1,000 are due with the first payment in each year due of $10,000. The final payment will include the remaining outstanding principal plus accrued interest. Payments bringing this note current have been made subsequent to quarter end. Also included in other notes payable is a note agreement the Company and certain unrelated third parties reached, whereby $90,681 would be loaned to eNucleus for the consummation of its restructuring. This note is currently being negotiated to equity under current market values. Also included in other notes payable is a note payable to a unsecured claimant prior to the Company's filing of bankruptcy, who in accordance with the Plan of Reorganization, elected to take a Junior Secured Note on the portion of the unsecured claim. Such note accrues interest at 12% per annum with principal and interest due in twenty-four months from the date of issuance. No payments have been made against this note.



NOTE 6.   STOCKHOLDERS' EQUITY

The Company's Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock, par value $.001 per share, and 20,000,000 shares of preferred stock, par value $.001 per share.

At the beginning of the quarter the company had 17,271,833 common shares outstanding and 417,778 preferred shares outstanding.

During the second quarter 2004, 357,602 shares of Series A preferred stock was converted into 1,805,509 shares of common stock pursuant to a mandatory conversion feature. During the second quarter 2004, 363,334 shares of Series B preferred stock was converted into 1,311,113 shares of common stock pursuant to a mandatory conversion feature.

During the second quarter 2004, the Company privately sold 83,334 shares of Series B preferred stock at a price of $0.90 per share along with a warrant to purchase 277,778 shares of common stock at an exercise price of $0.30 per share.

During the second quarter 2004, the Company received $111,111 as consideration for the exercise of warrants to acquire 1,111,113 shares of eNucleus common stock.

On May 28, 2004 eNucleus, Inc. through one of its subsidiaries Supply Chain ASPx, Inc. (collectively the "Company") purchased substantially all the assets of Tak Group, Inc. ("Tak Group"). The Acquisition was effected pursuant to an Asset Purchase Agreement between the Company, Tak Group and the holders of the capital stock of Tak Group (the "Shareholders") dated May 28, 2004 (the "Purchase Agreement"). Subject to the terms and conditions of the Purchase Agreement, Tak Group received 650,000 shares of eNucleus common stock. Additionally, Tak Group has the ability to earn an additional 150,000 shares if they meet certain milestones within 12 months of the close of the transaction.

As of June 30, 2004 the Company has approximately 22,149,568 common shares and 137,778 Series B preferred shares issued and outstanding. Additionally, the company has 500,000 Series A preferred warrants exercisable at $1.00 per share.


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

On May 28, 2004 eNucleus, Inc. through one of its subsidiaries Supply Chain ASPx, Inc. (collectively the "Company") purchased substantially all the assets of Tak Group, Inc. ("Tak Group"). The Acquisition was effected pursuant to an Asset Purchase Agreement between the Company, Tak Group and the holders of the capital stock of Tak Group (the "Shareholders") dated May 28, 2004 (the "Purchase Agreement"). Subject to the terms and conditions of the Purchase Agreement, Tak Group received 650,000 shares of eNucleus common stock. Additionally, Tak Group has the ability to earn an additional 150,000 shares if they meet certain milestones within 12 months of the close of the transaction.

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

INTRODUCTION

          eNucleus, Inc. ("eNucleus" or the "Company") is a next generation software and managed hosting company. eNucleus' business strategy is to acquire companies that have proprietary software applications that fulfill core and niche business processes in specific market verticals (i.e. Healthcare, Education, Distribution Services and Financial Services). We are particularly focused on products that enjoy strong customer loyalty and can be enabled for delivery over the Internet for a recurring monthly fee on either a managed hosting or pure ASP basis.

          We presently earn revenues from the following product and service offerings: application delivery, licensing, data storage, monitoring, customization and set up fees. We recognize revenue for set up fees over the contract terms. Customers are billed for the services over the course of an engagement at a measured rate or on a recurring fixed-price basis. Operating expenses consist primarily of direct labor and benefits, subcontracted labor or other outside services, commissions, sales and support personnel and advertising costs. Depreciation and amortization expense consists primarily of the depreciation of our fixed assets. We expect these expenses to increase in the future due to the growth of the company.


RESULTS OF OPERATIONS

          Revenue. For the second quarter 2004, revenue increased approximately $598,000 or 263% to $825,000 from $227,000 in the second quarter 2003. Revenue for the six months ending June 30, 2004 increased approximately $1,016,000 or 232% to $1,454,000 from $438,000 in the six months ending June 30, 2003.

          Operating expenses. For the second quarter 2004, operating expenses increased approximately $100,000 to $418,000 from $318,000 in the second quarter 2003. For the first and second quarter 2004, operating expenses increased approximately $57,000 to $682,000 from $625,000 in the first and second quarter 2003. The majority of the increase relates to the salaries and other operating expenses associated with the Tak acquisition.

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

          Depreciation and amortization expense. Depreciation and amortization expense decreased $4,000 to $33,000 in the second quarter of 2004 as compared to $37,000 in the second quarter of 2003.

          Interest and other income/expenses. Interest and other expenses in the second quarter 2003 represents interest accruing on post-petition borrowings and notes payable arising from the reorganization.

          Net Income. Our second quarter of 2004 resulted in net income of $374,000. Our net loss in the second quarter 2003 was $245,000. Excluding the impact of certain non-cash and non-recurring expenses, including stock based compensation and expenses, the bankruptcy related expenses, and depreciation, earnings were $407,327 in the second quarter 2004.

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

     As shown in our results of operations, we reached profitable operations during 2004 as a result of our two most recent acquisitions and raised $170,370 in common equity and $325,000 in preferred equity. However, the Company's continued existence is dependent on its ability to maintain future profitable operations and its ability to obtain additional financial support. The satisfaction of the Company's cash requirements hereafter will depend in large part on its ability to successfully generate revenues from operations and raise additional capital to fund operations. There can, however, be no assurance that sufficient cash will be generated from operations or that unanticipated events requiring the expenditure of funds within its existing operations will not occur. Management is aggressively pursuing additional sources of funds, the form of which will vary depending upon prevailing market and other conditions and may include high-yield financing vehicles, short or long-term borrowings or the issuance of equity securities. There can be no assurances that management's efforts in these regards will be successful.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          Our common stock is traded on the NASDAQ OTC Bulletin Board (OTCBB) under the symbol ENUI. Prior to December 2003, our stock was traded under the symbol ENCU. A public trading market having the characteristics of depth, liquidity and orderliness depends upon the existence of market makers as well as the presence of willing buyers and sellers, which are circumstances over which we do not have control. As of June 30, 2004 the Company has approximately 22,149,568 shares issued and outstanding and 500,000 Series A preferred warrants exercisable at $1.00.

The Company's Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock, par value $.001 per share, and 20,000,000 shares of preferred stock, par value $.001 per share. The first series of preferred stock has been defined as the Series A Convertible Preferred Stock. Such series is convertible into common stock at a conversion rate of 5 shares of common stock for each share of Series A Preferred Stock. The Series A also contains a mandatory conversion feature upon a future reverse stock split or an increase in the number of authorized shares of Common Stock. The second series of preferred stock has been defined as the Series B Convertible Preferred Stock. This Series B is convertible into 3.33 shares of common stock per share of preferred stock. As of the date of this filing, there were no outstanding shares of eNucleus Preferred stock.

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

At the beginning of the quarter the company had 17,271,833 common shares outstanding and 417,778 preferred shares outstanding.

During the second quarter 2004, 357,602 shares of Series A preferred stock was converted into 1,805,509 shares of common stock pursuant to a mandatory conversion feature. During the second quarter 2004, 363,334 shares of Series B preferred stock was converted into 1,311,113 shares of common stock pursuant to a mandatory conversion feature.

During the second quarter 2004, the Company privately sold 83,334 shares of Series B preferred stock at a price of $0.90 per share along with a warrant to purchase 277,778 shares of common stock at an exercise price of $0.30 per share.

During the second quarter 2004, the Company received $111,111 as consideration for the exercise of warrants to acquire 1,111,113 shares of eNucleus common stock.

On May 28, 2004 eNucleus, Inc. through one of its subsidiaries Supply Chain ASPx, Inc. (collectively the "Company") purchased substantially all the assets of Tak Group, Inc. ("Tak Group"). The Acquisition was effected pursuant to an

Asset Purchase Agreement between the Company, Tak Group and the holders of the capital stock of Tak Group (the "Shareholders") dated May 28, 2004 (the "Purchase Agreement"). Subject to the terms and conditions of the Purchase Agreement, Tak Group received 650,000 shares of eNucleus common stock. Additionally, Tak Group has the ability to earn an additional 150,000 shares if they meet certain milestones within 12 months of the close of the transaction.

As of June 30, 2004 the Company has approximately 22,149,568 common shares and 137,778 Series B preferred shares issued and outstanding. Additionally, the company has 500,000 Series A preferred warrants exercisable at $1.00 per share.



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

     None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits.

     31 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32 Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (B) Reports on Form 8-K.

     On February 19, 2004, the Company filed a Form 8-K announcing the acquisition of Primewire, Inc.

                                    SIGNATURE

     In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                            ENUCLEUS, INC.

Date:  August 16, 2004                      By:  /s/  John C. Paulsen
                                               -------------------------
                                                      John C. Paulsen,
                                                      Chairman of the Board,
                                                      Chief Executive Officer
                                                      and principal Financial
                                                      and Accounting Officer