Form 10QSB
period 2004-09-30
ENUCLEUS INC
filed 2004-11-15
CIK 761034

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                   FORM 10-QSB

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2004


                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Transition period from        to
                                                ------    ------

                                 ENUCLEUS, INC.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


        0-14039                                           11-2714721
 ----------------------                         -------------------------------
(Commission File Number)                       (IRS Employer Identification No.)


                               139 East Bay Street
                         Harbor Springs, Michigan 49740
                     --------------------------------------
                    (Address of Principal Executive Offices)

                                  231-242-1126
               --------------------------------------------------
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


As of September 30, 2004, the number of common stock shares outstanding is approximately 26,000,000 shares.


      Transitional Small Business Disclosure Format (check one) Yes     No  X
                                                                   -----  -----

                         PART I -- FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


o Condensed Consolidated Balance Sheets as of September 30, 2004 (Unaudited) and December 31, 2003.

o Condensed Consolidated (Unaudited) Statements of Operations for the three months ended September 30, 2004, September 30, 2003, the nine months ending September 30, 2004 and the nine months ending September 30, 2003.

o Condensed Consolidated (Unaudited) Statements of Cash Flows for the nine months ended September 30, 2004 and 2003


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


                                                  September 30, 2004     December 31, 2003
                                                         (unaudited)

ASSETS:
Current Assets
Cash                                                    $    512,245          $         78
Accounts receivable                                          893,318                16,900
Notes Receivable                                             250,000                  --
Other current assets                                         313,129                41,038
                                                        ------------          ------------
Total current assets                                       1,968,692                58,016
                                                        ------------          ------------
Property and equipment, net                                2,459,664                19,786
Goodwill and other intangibles, net                        1,075,546             1,674,622
Other assets                                                 300,000                  --
                                                        ------------          ------------
Total assets                                            $  5,803,902          $  1,752,424
                                                        ============          ============
LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities
Notes payable                                           $     66,180          $    156,861
Accounts payable                                             689,128                42,792
Accrued expenses                                             703,443               267,613
                                                        ------------          ------------
Total current liabilities                                  1,458,751               467,266
                                                        ------------          ------------
Long term liabilities                                        345,246               345,246
                                                        ------------          ------------
Total Liabilities                                       $  1,803,997          $    812,512
                                                        ------------          ------------
Preferred stock $0.001 par value, 10,000,000 shares
Authorized:
  Series A -- 1,453,779 shares issued and outstanding           --                   1,454
                                                                              ------------

Common stock, $0.001 par value, 100,000,000 shares
Authorized: 26,108,837 and 9,527,938 shares issued

and outstanding, respectively                                 26,109                 9,528
Additional paid-in capital                                10,370,014             8,350,242
Accumulated deficit                                       (6,396,218)           (7,421,312)
                                                        ------------          ------------
Total stockholder's equity                                 3,999,905               939,912
                                                        ------------          ------------
Total liabilities and stockholders' equity              $  5,803,902          $  1,752,424
                                                        ============          ============


             See accompanying notes to condensed unaudited financial statements.

                                             3



                                                       eNucleus, Inc.
                                       Condensed Consolidated Statements of Operations
                                                         (Unaudited)


                                                Three Months,        Three Months,        Nine Months,         Nine Months,
                                                    Ending              Ending               Ending               Ending
                                                September 30,        September 30,        September 30,        September 30,
                                                    2004                 2003                2004                 2003


Revenue                                          $ 1,023,446         $    130,747         $  2,477,272         $    569,114
                                                 -----------         ------------         ------------         ------------

Operating expenses                                   542,265              259,400            1,224,404              892,648
Stock based compensation
expense                                              (30,000)                   --             110,192              242,000
Net reorganization                                      --                  8,500                  --                22,730
expense
Depreciation and amortization
expense                                              101,292               37,486              135,287              112,459
                                                ------------         ------------         ------------         ------------
Operating Income (Loss)                              409,889             (174,639)           1,007,389             (700,723)
                                                ------------         ------------         ------------         ------------
Interest & Other Income
(expense)                                             17,724               13,852               17,705               (1,504)
Income tax expense                                        --                   --                   --                   --
                                                ------------         ------------         ------------         ------------

Net Income (loss)                               $    427,613         $   (160,787)         $  1,025,094         $  (702,227)
                                                ============         ============         ============         ============
Basic diluted net loss common
share                                           $       0.02         $      (0.03)        $       0.06         $      (0.02)
                                                ============         ============         ============         ============

Weighted average shares
outstanding - basic and diluted                   23,740,073            4,825,838           16,953,313            4,287,291
                                                ============         ============         ============         ============


                            See accompanying notes to condensed unaudited financial statements.

                                                             4



                                     eNUCLEUS, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)



                                                            Nine Months    Nine Months
                                                              Ending         Ending
                                                            September 30,  September 30,
                                                               2004           2003

Cash flow from operating activities                         $ 1,025,094    $  (702,227)

Net loss
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities
     Depreciation and amortization expense                      135,287        112,459
     Compensation expense related to issuance of equity
     securities                                                 110,192        242,000
     Changes in operating assets and liabilities             (2,224,858)       229,893
                                                            -----------    -----------
Net cash used in operating activities                          (954,285)      (117,875)

Cash flow from investing activities
     Capital expenditures                                       (13,237)       (21,271)
                                                            -----------    -----------
Net cash used in investing activities                           (13,237)       (21,271)
                                                            -----------    -----------

Cash flow from financing activities
     Borrowings (repayments) on Notes Payable, net              (90,681)       134,353
     Proceeds from sale of preferred stock                      325,000           --
     Proceeds from sale of common stock                       1,245,370           --
                                                            -----------    -----------
Net cash provided by financing activities                     1,479,689        134,353
                                                            -----------    -----------
Increase (decrease) in cash                                     512,167         (4,793)
Cash, beginning of period                                            78          4,932
                                                            -----------    -----------
Cash, end of period                                         $   512,245    $       139
                                                            ===========    ===========

Non cash investing and financing activities:
     Stock issued to affect acquisition                     $   317,500           --
     Fair value of tangible assets acquired                     570,683           --
     Fair value of liabilities assumed                          713,440           --
     Issuance of stock in exchange of debt                         --      $   140,000
                                                            ===========    ===========

                                           5

                                 eNUCLEUS, INC.
        NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS
                               September 30, 2004


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

On January 21, 2004 eNucleus, Inc. through one of its subsidiaries financial ASPx, Inc. (collectively the "Company") purchased substantially all the assets of PrimeWire, Inc. ("PrimeWire"). The Acquisition was effected pursuant to an Asset Purchase Agreement between the Company, PrimeWire and the holders of the capital stock of PrimeWire (the "Shareholders") dated January 21, 2004 (the "Purchase Agreement"). Subject to the terms and conditions of the Purchase Agreement, PrimeWire received $50,000 upon closing and a three year earn out provision that provides for (i) quarterly cash payments of 10% of the net revenues generated by the PrimeWire assets and (ii) quarterly stock payments of 15% of the net revenues generated by the PrimeWire assets (shares to be determined based upon the average closing price of the 20 day period prior to the end of each quarter). Additionally, PrimeWire has the ability to earn an additional 7% of Net Revenues generated by Large License Deals (license agreements in excess of $200,000 in the first 12 months of the contract) during the first year.

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

On July 1, 2004 the company created a wholly owned subsidiary, eNucleus India, Inc. as a software and professional services organization operating in India. Pursuant to an asset acquisition, eNucleus India acquired an eGovernance software suite designed to meet the management and accounting requirements for government entities. Consideration paid consisted of 50,000 shares of eNucleus common stock and the assignment of the Genesis Travel contract referred to in the company's second quarter 10Q report.

On August 1, 2004 eNucleus, Inc. acquired Frontier Technologies, Inc., a Singapore-based software and professional services company, formerly owned and operated by Applitech Solutions, Inc. Under the terms of the agreement, Frontier shareholders will receive eNucleus common stock based on an earn-out of three and one-half times 2005 net income, payable quarterly.

NOTE 2.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include eNucleus, Inc. and its wholly owned subsidiaries Financial ASPx, Inc., Alliance Net, Inc., Supply Chain ASPx, Inc., eNucleus India, Inc., and Frontier Technologies, Inc. The statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information, the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain amounts have been reclassified from the previously reported financial statements in order to conform to the financial statement presentation of the current period. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

Operating results for the three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. These financial statements should be read in conjunction with our audited consolidated financial statements and footnotes for the year ended December 31, 2003 that are included in our annual report on Form 10-KSB.

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

As shown in our results of operations, we reached profitable operations during 2004 as a result of our four most recent acquisitions and we have raised $1,245,370 in common equity and $325,000 in preferred equity. However, the Company's continued existence is dependent on its ability to maintain future profitable operations and its ability to obtain additional financial support. The satisfaction of the Company's cash requirements hereafter will depend in large part on its ability to successfully generate revenues from operations and raise additional capital to fund operations. There can, however, be no assurance that sufficient cash will be generated from operations or that unanticipated events requiring the expenditure of funds within its existing operations will not occur. Management is aggressively pursuing additional sources of funds, the form of which will vary depending upon prevailing market and other conditions and may include high-yield financing vehicles, short or long-term borrowings or the issuance of equity securities. There can be no assurances that management's efforts in these regards will be successful.

NOTE 4.   ACCOUNTS RECEIVABLE AND OTHER LONG TERM ASSETS

Accounts Receivable consists of $558,547 for eNucleus Inc. and $372,834 for the newly acquired Frontier Technogogies Inc.

During the third quarter of 2004, we completed a software licensing agreement for the use of the PrimeWire benefits administration application platform with Back Office Partners for $1,250,000 of which we are currently recognizing $250,000.

During the third quarter of 2004, we also realized $150,000 for a software licensing agreement for the use of the Tak Group's TAKLink application platform with Summit Software, Inc.

Other Long Term Assets of $300,000 represents amounts which are payable beyond the current reporting period. Specifically, under the Online Benefits source code agreement two additional payments of $100,000 are due and payable to the company on August 2005 and February 2006.

NOTE 5.   FINANCING ARRANGEMENTS


As of September 30, 2004 the Company's total long-term debt outstanding was as follows:

                Tax Claim Notes Payable                 219,474
                Other Notes Payable                     191,952

                                                      ---------

                                                        411,426
           Less current maturities                     (66,180)

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

Other notes payable include a 3-year note payable to a previous landlord of the Company in the amount of its total allowed claim of approximately $142,000. Monthly payments of $1,000 are due with an up front payment due of $10,000. The final payment will include the remaining outstanding principal plus accrued interest. Payments bringing this note current have been made subsequent to quarter end. Also included in other notes payable is a note payable to a unsecured claimant prior to the Company's filing of bankruptcy, who in accordance with the Plan of Reorganization, elected to take a Junior Secured Note on the portion of the unsecured claim. Such note accrues interest at 12% per annum with principal and interest due in twenty-four months from the date of issuance. No payments have been made against this note.

NOTE 6.   STOCKHOLDERS' EQUITY

The Company's Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock, par value $.001 per share, and 20,000,000 shares of preferred stock, par value $.001 per share.

At the beginning of the quarter the company had 22,508,560 common shares outstanding.

During the third quarter 50,000 shares were issued to facilitate the acquisition of software; 2,777,777 shares were issued to common stock purchasers; and 772,500 shares were issued pursuant to the company's reorganization plan.

As of September 30, 2004 the Company had approximately 26,108,837 common shares issued and outstanding. The company has 6,462,962 common stock warrants with 2,500,000 exercisable at $0.20 per share, 462,962 exercisable at $0.30 per share, 1,000,00 exercisable at $1.00 per share and 2,500,000 exercisable at $0.60 per share. Additionally, there are outstanding unvested options to purchase 3,650,000 shares of eNucleus common stock at a weighted average price of $0.22 per share which will vest over a three year period beginning November 6, 2004.

NOTE 7.  ACQUISITIONS

On January 21, 2004 eNucleus, Inc. through one of its subsidiaries Financial ASPx, Inc. (collectively the "Company") purchased substantially all the assets of PrimeWire, Inc. ("PrimeWire"). The Acquisition was effected pursuant to an Asset Purchase Agreement between the Company, PrimeWire and the holders of the capital stock of PrimeWire (the "Shareholders") dated January 21, 2004 (the "Purchase Agreement"). Subject to the terms and conditions of the Purchase Agreement, PrimeWire received $50,000 upon closing and a three year earn out provision that provides for (i) quarterly cash payments of 10% of the net revenues generated by the PrimeWire assets and (ii) quarterly stock payments of 15% of the net revenues generated by the PrimeWire assets (shares to be determined based upon the average closing price of the 20 day period prior to the end of each quarter). Additionally, PrimeWire has the ability to earn an additional 7% of Net Revenues generated by Large License Deals (license agreements in excess of $200,000 in the first 12 months of the contract) during the first year.

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

On July 1, 2004 the company created a wholly owned subsidiary, eNucleus India, Inc. as a software and professional services organization operating in India. Pursuant to an asset acquisition, eNucleus India acquired an eGovernance software suite designed to meet the management and accounting requirements for government entities. Consideration paid consisted of 50,000 shares of eNucleus common stock and the assignment of the Genesis Travel contract referred to in the company's second quarter 10Q report.


On August 1, 2004 eNucleus, Inc. acquired Frontier Technologies, Inc., a Singapore-based software and professional services company, formerly owned and operated by Applitech Solutions, Inc. Under the terms of the agreement, Frontier shareholders will receive eNucleus common stock based on an earn-out of three and one-half times 2005 net income, payable in 2005.


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

We presently earn revenues from the following product and service offerings: application delivery, licensing, data storage, monitoring, customization and set up fees. We recognize revenue for set up fees over the contract terms. Customers are billed for the services over the course of an engagement at a measured rate or on a recurring fixed-price basis. Operating expenses consist primarily of direct labor and benefits, subcontracted labor, managed services, commissions, and advertising. Depreciation and amortization expense consists primarily of the depreciation of our fixed assets. We expect these expenses to increase in the future due to the growth of the company.

RESULTS OF OPERATIONS

Revenue. For the third quarter 2004, revenue increased approximately $892,000 or 681% to $1,023,000 from $131,000 in the third quarter 2003. Revenue for the nine months ending September 30, 2004 increased approximately $1,908,000 or 335% to $2,477,000 from $569,000 in the nine months ending September 30, 2003.

Operating expenses. For the third quarter 2004, operating expenses increased approximately $283,000 to $542,000 from $259,000 in the third quarter 2003. For the first nine months of 2004, operating expenses increased approximately $331,000 to $1,224,000 from $893,000 in the first nine months 2003. The majority of the increase relates to the salaries and other operating expenses associated with the eNucleus India, Inc. and Frontier Technologies, Inc. acquisitions and the addition of corporate personnel.

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

Depreciation and amortization expense. Depreciation and amortization expense increased $64,000 to $101,000 in the third quarter of 2004 as compared to $37,000 in the third quarter of 2003.

Interest and other expenses in the third quarter 2003 represents interest accruing on post-petition borrowings offset by a $22,000 adjustment reflected from a settlement in interest due and payable achieved with one of our creditors.

Net Income. Our third quarter of 2004 resulted in net income of $428,000. Our net loss in the third quarter 2003 was $161,000. Excluding the impact of certain non-cash and non-recurring expenses, including stock based compensation and expenses, the bankruptcy related expenses, and depreciation, earnings were $498,905 in the third quarter 2004.

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

As shown in our results of operations, we reached profitable operations during 2004 as a result of our four most recent acquisitions and raised $1,245,370 in common equity and $325,000 in preferred equity. However, the Company's continued existence is dependent on its ability to maintain future profitable operations and its ability to obtain additional financial support. The satisfaction of the Company's cash requirements hereafter will depend in large part on its ability to successfully generate revenues from operations and raise additional capital to fund operations. There can, however, be no assurance that sufficient cash will be generated from operations or that unanticipated events requiring the expenditure of funds within its existing operations will not occur. Management is aggressively pursuing additional sources of funds, the form of which will vary depending upon prevailing market and other conditions and may include high-yield financing vehicles, short or long-term borrowings or the issuance of equity securities. There can be no assurances that management' efforts in these regards will be successful.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

Our common stock is traded on the NASDAQ OTC Bulletin Board (OTCBB) under the symbol ENUI. Prior to December 2003, our stock was traded under the symbol ENCU. A public trading market having the characteristics of depth, liquidity and orderliness depends upon the existence of market makers as well as the presence of willing buyers and sellers, which are circumstances over which we do not have control. As of September 30, 2004 the Company has approximately 26,108,837 shares issued and outstanding and 6,462,962 common stock warrants with 2,500,000 exercisable at $0.20 per share, 462,962 exercisable at $0.30 per share, 1,000,00 exercisable at $1.00 per share and 2,500,000 exercisable at $0.60 per share. Additionally, there are outstanding unvested options to purchase 3,650,000 shares of eNucleus common stock at a weighted average price of $0.22 per share which will vest over a three year period beginning November 6, 2004.

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

At the beginning of the quarter the company had 22,508,560 common shares outstanding.

During the third quarter the company sold to Barron Partners 2.5 million shares of common stock at $0.40 per share with warrants to purchase 2.5 million shares of common stock at $0.60 per share and 1.0 million shares at $1.00 per share in a PIPE transaction. The company obtained gross proceeds of $1,000,000 in cash in the initial closing.

Applitech and Frontier Technologies, Inc. acquisitions

As of September 30, 2004 the Company has approximately 26,108,837 common shares issued and outstanding. Additionally, the company has 6,462,962 common stock warrants with 2,500,000 exercisable at $0.20 per share, 462,962 exercisable at $0.30 per share, 1,000,00 exercisable at $1.00 per share and 2,500,000 exercisable at $0.60 per share. Additionally, there are outstanding unvested options to purchase 3,650,000 shares of eNucleus common stock at a weighted average price of $0.22 per share which will vest over a three year period beginning November 6, 2004.

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

ITEM 5.   OTHER INFORMATION

     None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits.

     31 - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32 - Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (B) Reports on Form 8-K.

     On October 29, 2004, a Form 8-K was filed announcing an August 13, 2004 Stock Purchase Agreement and a Registration Rights Agreement by and between Barron Partners, L.P. and eNucleus, Inc.

                                    SIGNATURE

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                            ENUCLEUS, INC.


Date:  November 15, 2004

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