Form 10KSB/A
period 2003-12-31
ENUCLEUS INC
filed 2005-01-18
CIK 761034

COMMISSION
                             Washington, D.C. 20549
                               ------------------
                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                                       Or

            Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the Transition period from      to
                                                  ----   ----
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

                                 139 East Street
                         Harbor Springs, Michigan 49740
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (231) 242-1126
                ------------------------------------------------
               (Registrant telephone number, including area code)

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

The issuer's revenues were approximately $600,000 for the year ended December 31, 2003.

As of March 31, 2004, the market value of the issuer's common stock held by non-affiliates was approximately $1,000,000.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No
                                                 -----  -----

As of March 31, 2004, the number of common stock shares outstanding is approximately 18,172,729 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE--

Transitional Small Business Disclosure Format (check one) Yes     No  X
                                                             -----  -----
                                 eNUCLEUS, INC.

                                  FORM 10-KSB/A

                                TABLE OF CONTENTS


ITEM 1  DESCRIPTION OF BUSINESS...............................................2

ITEM 2  DESCRIPTION OF PROPERTIES.............................................5

ITEM 3  LEGAL PROCEEDINGS.....................................................5

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................6

ITEM 5  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.............6

ITEM 6  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS............................................ 9

ITEM 7  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA...........................18

ITEM 8  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE.............................................19

ITEM 8A  CONTROLS AND PROCEDURES.............................................19

ITEM 9  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,
        COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT....................19

ITEM 10  EXECUTIVE COMPENSATION..............................................20

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.....................21

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................22

ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K....................................22

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES..............................22

SIGNATURE....................................................................23

EXHIBIT INDEX................................................................24

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Some of the statements contained in this Form 10-KSB under the captions "Business" and "Management Discussion and Analysis of Financial Condition and Results of Operations" and in other places are "forward-looking statements. "Forward-looking statements include statements that relate to our beliefs or expectations as to future events and statements that are not historical facts. In some cases, you can identify these statements by forward-looking words such as "may", "might", "will", "should", "expects", "plans", "anticipate", "believe", "estimate", "intend", the negative of these terms and other comparable terminology. Because forward-looking statements involve this risk and uncertainty, there are important factors that could cause actual results, level of activity, performance or achievements to differ materially and adversely from those expressed or implied by the forward-looking statements. These factors, which should be carefully considered by you, include, among other things:

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

     o Recurring monthly revenue streams - eNucleus employs pricing strategies that focus on developing long-term recurring monthly revenue streams rather than high upfront purchase prices. Lower upfront costs make it easier for customers to transition into a new business model. As their future needs grow with business demand, we believe that customers which have transferred critical business operations into the eNucleus network are more like to maintain their services with eNucleus.

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

History

eNucleus began business operations in 1984 in Colorado Springs, Colorado, as a provider of computer systems and components. We adopted the name eNucleus, Inc. in 2000 as the business evolved to include Internet-based technology solutions, hosting, access and managed services.

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

As part of our Plan of Reorganization, we entered into a borrowing facility with Sunami. Pursuant to the Sunami financing agreement, in December, 2001, we also entered into a three-year $545,000 secured demand loan agreement with Capital Equity Group. During the second quarter of 2002, Capital Equity Group notified us that they would not be able to satisfy the lending requirements of the facility. In May of 2003 as a result of CEG/Hanover Capital's inability to finance the Company as prescribed under the Plan the Company's secured lender, Bank of America, along with other administrative claimants sought the conversion of eNucleus' Chapter 11 filing to be converted to Chapter 7 liquidation. In

October of 2003 the Company entered into certain funding and debt conversion agreements with Congruent Ventures, LLC and Monte Carlo Funding Corp. which allowed the Company to fulfill its requirements under the Plan of Reorganization and receive its final decree from the Bankruptcy court on November 6, 2003, thereby enabling the Company to successfully emerge from its Chapter 11 reorganization.

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

Employees

As of April 12, 2004 we employed 11 full time personnel. We also contract with several outside parties to provide certain engineering, sales and administrative services on an as needed basis. Our employees are not subject to collective bargaining agreements and we consider our relationships with our employees to be good.

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

                                          Common Stock
                                          ------------
Period                                     Low Bid (1)         High Bid (1)
------                                     -----------         ------------

2004
1st Quarter through April 12, 2004               $0.31                $0.55

2003
4th Quarter                                      $0.18                $0.75
3rd Quarter                                      $0.17                $0.68
2nd Quarter                                      $0.14                $0.95
1st Quarter                                      $0.18                $1.20

2002
4th Quarter                                      $3.00              $ 18.00
3rd Quarter                                      $2.00              $ 35.00
2nd Quarter                                      $1.00              $ 60.00
1st Quarter                                      $1.00              $ 30.00

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

We have paid no dividends on our common stock. There are no contractual restrictions on our ability to pay dividends. We have not had earnings that indicate an ability to pay cash dividends. We have a Stock Purchase Plan for non-qualified options and an Incentive Stock Option Plan for incentive stock options. Under the plans, all our employees, together with other persons who perform substantial services for us or on our behalf, will be eligible to receive incentive and non-statutory options to purchase eNucleus common stock. The plans are administered by the Board of Directors. Under the plans, the exercise price at which the shares of eNucleus common stock covered by each grant may be purchased will be determined on the date of grant by the committee, but can be no less than the par value of such shares and, in the case of incentive stock options, may not be less than the fair market value of such shares on the date of grant. The number of shares covered under the options granted under the plan is subject to adjustments for stock splits, mergers, consolidations, combinations of shares, reorganizations and other recapitalizations.

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

ITEM 6 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements of eNucleus appearing later in this Form 10-KSB. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under the caption "--Factors Affecting Future Results."

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



During 2003 and as a result of the emergence from bankruptcy, the Company incurred significant reorganization and restructuring expenses, including additional expenses incurred in settling outstanding liabilities of $280,000, professional fees of $290,000 and a write-off of fixed assets of $330,000 due to the devaluation and disposal of equipment. Also, $274,500 of legal indebtedness was settled in exchange for company stock. Reorganization costs recognized during 2002 include $900,000 related to the buyout of our lease, write-off of $1.1 million of fixed assets associated with the build-out of the data center and a $2.5 million charge for the impairment of intangible assets.

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

                                           Year ended December 31,
                                                    2003                              2002
                                               Amount          Percent            Amount          Percent
                                               ------          -------            ------          -------
Revenue                                       $577,574          100.0%            $285,687         100.0%

Operating expenses                           1,022,313          177.0%           1,153,272         403.7%
Interest and other income                                         1.8%              (3,157)          -1.1%
                                                10,305
Depreciation and
amortization expense                           150,965          26.1%              375,621          131.5%
--------------------                         ---------        --------          ----------          ------

Net loss from operations                     (606,009)         -104.9%          (1,240,049)        -434.1%

Net reorganization expense                   1,171,680          202.9%           4,517,579        1581.3%
Write off of goodwill                        1,674,622          289.9%                -               -

Net loss                                    (3,452,311)         -597.7%        ($5,757,628)       -2015.4%
                                             ==========        ========         ===========      =========

Basic and diluted net loss per
common share                                    ($0.07)                             ($0.25)
                                                ======                              ======

Weighted average shares
outstanding-                                51,687,983                          23,006,248
 basic and diluted                          ==========                          ==========

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

Operating expenses. For 2003, operating expenses decreased approximately $131,000 to $1,022,000 from $1,153,000 in 2002. The majority of the decrease relates to a close monitoring and reduction of salaries and other operating expenses associated with the our facility in Atlanta, prior to closing and one less month of operating expenses due to its closure.

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

Net reorganization expenses. Costs incurred by the company include professional fees, court costs and other expenses associated with the Chapter 11 proceedings as well as fees incurred in its restructuring of its business. During 2003 and as a result of the emergence from bankruptcy, the Company incurred significant reorganization and restructuring expenses, including additional expenses incurred in settling outstanding liabilities of $280,000, professional fees of $290,000 and a write-off of fixed assets of $330,000 due to the devaluation and disposal of equipment. Also, $274,500 of legal indebtedness was settled in exchange for company stock. Reorganization costs recognized during 2002 include $900,000 related to the buyout of our lease, write-off of $1.1 million of fixed assets associated with the build-out of the data center and a $2.5 million charge for the impairment of intangible assets

Goodwill. The Company determined that the goodwill of $1,675,000 is impaired as of December 31, 2003 and all amounts have been written off.

Net loss. Our net loss was $3,452,000 for 2003 compared to a loss of $5,758,000 in 2002. Excluding the impact of certain non-cash and non-recurring expenses, including stock based compensation and expenses, the bankruptcy related expenses, write off of goodwill, and depreciation, net loss was $445,000 in 2003 compared to $868,000 in 2002. This reduction of loss is a result of the Company's continued cost containment and reduction efforts, increased sales efforts of its products and a result of profitable acquisitions.

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

As shown in our results of operations, we continue to incur losses from operations. During 2003, we incurred a net loss of $3.5 million, of which approximately $3.05 million, relates to non-cash charges for stock based compensation and expenses, bankruptcy related expenses and depreciation and amortization charges. During 2002, we incurred a net loss of $5.8 million for the year ending December 31, 2002, of which $4.5 million was related to our restructuring and closing of our data center.

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

Our quarterly operating results could vary dramatically

Our revenues, gross profit, operating income and net income are likely to vary in the future from quarter to quarter, perhaps substantially. Factors that may affect this quarter-to-quarter variability include:

     o disruption or degradation of our network infrastructure and datacenters,
     o loss of significant strategic alliances, such as with InterNAP and Intel,
     o    the short-term nature of certain client commitments,
     o fluctuations in Internet and IT spending and bandwidth used by customers,
     o    loss of a major client,
     o    seasonality that may accompany budget cycles,
     o    the timing, size and mix of service and product offerings,
     o    the timing and size of significant software sales,
     o    the timing and size of new projects,
     o    the timing and magnitude of required capital expenditures,
     o pricing changes and increases in capital expenditures in response to various competitive factors,
     o market factors affecting the availability of network interconnectivity and bandwidth for our customers and qualified technical personnel,
     o    timing and client acceptance of new service offerings,
     o changes in the trends affecting the outsourcing of Internet-based IT services,
     o additional selling, general and administrative expenses to acquire and support new business,
     o    increased levels of technological change in the industry, and
     o    general economic conditions.

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

We depend on our suppliers

Although we have not experienced significant problems with our suppliers of services, hardware, software and components, there can be no assurance that such relationships will continue or that, in the event of a termination of our relationships with any given supplier, we would be able to obtain alternative sources of supply without a material disruption in our ability to provide products and services to our customers.

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

We operate in a relatively new and evolving market with uncertain prospects for growth.

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

We are dependent on hiring and retaining skilled personnel.

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

     o    Report of Independent Public Accountants
     o    Balance Sheets as of December 31, 2003 and 2002
     o    Statements of Operations for the years ended December 31, 2003 and
          2002
     o Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2003 and 2002
     o Statements of Cash Flows for the years ended December 31, 2003 and 2002 Notes to the Financial Statements

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

PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table contains certain information with respect to our directors and executive officers:


Name                               Age    Position as of the year ended 12/31/03
----                               ---    --------------------------------------
John C. Paulsen                    41     Officer, Chief Financial Officer and
Chairman of the Board/Director,           Secretary
Chief Executive

Scott Voss                         45     President (1)

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

--------------------------------------------------------------------------------
Summary Compensation Table
--------------------------------------------------------------------------------
------------------------------- ------ ------------ ---------- -----------------
                                                                     All Other
Name and Principal Position      Year   Salary ($)   Bonus ($)  Compensation ($)
---------------------------      ----   -----------  ---------  ----------------
------------------------------- ------ ------------ ---------- -----------------
John C. Paulsen, Chief
Executive Officer,               2003       34,000         --                --
------------------------------- ------ ------------ ---------- -----------------
President, principal Financial   2002       98,000         --                --
Officer and
------------------------------- ------ ------------ ---------- -----------------
Secretary (1)                    2001      143,000         --                --
------------------------------- ------ ------------ ---------- -----------------

------------------------------- ------ ------------ ---------- -----------------
Scott Voss, President (2)        2003            0         --                --
------------------------------- ------ ------------ ---------- -----------------
                                 2002       36,000
------------------------------- ------ ------------ ---------- -----------------
                                 2001        6,000
------------------------------- ------ ------------ ---------- -----------------
(1) President until May, 2001.
(2) President May, 2001 until October, 2003

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

Name of Beneficial Owner (1)     Amount and Nature of       Percent of Class (3)
----------------------------     ------------------------   --------------------
                                 Beneficial Ownership (3)
                                 ------------------------
Congruent Ventures, LLC                4,697,763                   29.0%
Monte Carlo Funding                    2,450,000                   15.1%
Aspatuck Holdings                      2,000,000                   12.3%
Eric Stari (2)                           877,000                    5.4%


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

Name of Beneficial Owner         Amount and Nature of       Percent of Class (3)
------------------------         ---------------------      --------------------
                                 Beneficial Ownership(3)
                                 -----------------------
John C. Paulsen (1)                    504,000 (2)                  3.0%
All directors and executive
officers, as a group
(1 persons)                            504,000                      3.0%


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

See Exhibit Index beginning on page 24.

(b) Reports on Form 8-K

On February 19, 2004, we filed a Current Report on Form 8-K relating to the entering into an Asset Purchase Agreement to purchase substantially all the assets of PrimeWire, Inc.

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company was billed for audit services rendered by the our independent auditors $30,000 and $25,000 during 2003 and 2002, respectively. No Audit-Related fees or Tax fees were incurred by the Company. The Board of Directors reviewed and discussed the Company's audited financial statements for the fiscal year ended December 31, 2003, with management and the independent auditors.

SIGNATURE


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed by the undersigned, thereunto duly authorized.


Date:  January 18, 2004
                                            By:  /s/  John C. Paulsen
                                               --------------------------------
                                                      John C. Paulsen
                                                      Chief Executive Officer
                                                      and principal Financial
                                                      Officer





Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                         Title                         Date
---------                         -----                         ----
/s/  John C. Paulsen              Chief Executive Officer,      January 18, 2005
-----------------------------     Chairman of the Board and
John C. Paulsen                   principal Financial and
                                  Accounting Officer

EXHIBIT INDEX


Exhibit No.         Description

21                  Subsidiaries of eNucleus, Inc.

23.1                Consent of Bujan & Associates, Ltd.

31.1 Certification of Chief Executive Officer pursuant to Section302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                 eNUCLEUS, INC.
                        Consolidated Financial Statements
                        (Stated in United States Dollars)
                                December 31, 2003
                                 eNUCLEUS, INC.

                                      INDEX

                                December 31, 2003


                                                                          PAGE


2003 INDEPENDENT AUDITORS' REPORT                                           1

2002 INDEPENDENT AUDITORS' REPORT                                           2


CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets - Statement I                          3

         Consolidated Statements of  Shareholders' Equity
             (Deficit) - Statement II 4

         Consolidated Statements of Operations - Statement III              5

         Consolidated Statements of Cash Flows - Statement IV               6


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                7 - 15

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of:
eNUCLEUS, INC.

We have audited the accompanying consolidated balance sheets of eNUCLEUS, INC. as at December 31, 2003, and the consolidated statements of operations, shareholders' deficit , and cash flows for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The Company's consolidated financial statements for the years ended December 31, 2002 and 2001 were audited by other auditors whose report dated March 28, 2003 is attached.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at December 31, 2003, and the results of its operations and their cash flows for the year ended December 31, 2003, in conformity with Accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in note 2 to the consolidated financial statements, the Company continues to incur operating losses and must continue to fund negative working capital needs. Additionally, the Company will need to negotiate payment terms with some if its creditors. There can be no assurance that the Company will reach agreement with these parties or be able to satisfy their indebtedness in a timely manner acceptable to them. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Toronto, Ontario
January 6, 2005                                            Chartered Accountants

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of eNucleus, Inc.


We have audited the accompanying consolidated balance sheet of eNUCLEUS, INC. (a Delaware corporation) (the Company) as at December 31, 2002 and 2001, and the related statements of operations, stockholders' (deficit) equity , and cash flows for the year ended December 31, 2002, two month period ended December 31, 2001 and the ten month period ended October 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eNucleus, Inc. as of December 31, 2002 and 2001, and the results of their operations and cash flows for the year ended December 31, 2002, two month period ended December 31, 2001 and ten month period ended October 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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



Palos Heights, Illinois
March 28, 2003                                          Bujan & Associates, Ltd.

eNUCLEUS, INC.                                                       Statement I
Consolidated Balance Sheet
(Stated in United States Dollars)
As at December 31, 2003
--------------------------------------------------------------------------------

                                                          2003         2002
                                                       ----------   ----------
ASSETS
    Current
        Cash                                           $       78   $    4,932
        Accounts receivable                                  --         54,893
        Prepaid expenses                                   16,039       37,974
                                                       ----------   ----------

                                                           16,117       97,799
                                                       ----------   ----------
    Other
        Property and equipment (note 4)                    19,786      491,430
        Goodwill and other intangibles, net (note 5)         --      1,771,274
                                                       ----------   ----------

                                                       $   35,903   $2,360,503
                                                       ==========   ==========

LIABILITIES
    Current
        Accounts payable                               $   42,792   $  272,798
        Accrued expenses                                  267,613      452,161
        Notes payable (note 6)                            156,861      425,540
                                                       ----------   ----------

                                                          467,266    1,150,499
                                                       ----------   ----------
    Longterm
        Notes payable (note 6)                            345,246      867,689
                                                       ----------   ----------

                                                          812,512    2,018,188
                                                       ----------   ----------

SHAREHOLDERS' EQUITY (DEFICIT) - Statement II
    Common stock (note 6)                                  95,278       33,263
    Preferred stock (note 6)                                 --          1,454
    Additional paid-in capital                          8,538,992    6,269,074
                                                       ----------   ----------

                                                        8,635,724    6,302,337

DEFICIT                                                (9,412,333)  (5,960,022)
                                                       ----------   ----------

                                                       (  776,609)     342,315
                                                       ----------   ----------

                                                       $   35,903   $2,360,503
                                                       ==========   ==========

Contingency (note 14)

{See accompanying notes.}                                               Page 3



eNUCLEUS, INC.
Statement II
Consolidated Statements of Shareholders' Equity (Deficit)
(Stated in United States Dollars)
For the Year Ended December 31, 2003
--------------------------------------------------------------------------------------------------



                                                 Shares        Amount       Shares        Amount
                                              -----------   -----------  -----------   -----------
Balance, November 1, 2001 (predecessor)              --     $      --            --     $      --

Net loss                                             --            --            --            --

Balance, December 31, 2001                           --            --            --            --

Issuance of common stock through the
exchange of old common stock (per Plan)              --            --       1,749,925         1,750

Issuance of common stock through
the exchange of creditor claims (per Plan)           --            --       2,764,114         2,764

Contributed capital from the
unexchanged stock and debt                           --            --            --            --

Issuance of common stock in
conjunction with debt financings                     --            --       5,542,400         5,542

Common stock issued upon
conversion of debt                                   --            --      12,046,433        12,047

Common stock issued for employment services          --            --       2,400,000         2,400

Common stock issued upon
exercise of options                                  --            --       7,000,000         7,000

Common stock issued for services provided            --            --       1,710,000         1,710

Issuance of common stock for acquisitions            --            --          50,000            50

Net loss                                             --            --            --            --

                                              -----------   -----------   -----------   -----------
Balance, December 31, 2002                           --            --      33,262,872        33,263

Issuance of common stock in
conjunction with debt financings                     --            --       1,687,512         1,690

Common stock issued for
employment services                                  --            --       3,425,000         3,425

Common stock issued for services provided            --            --       2,950,000         2,950

Common stock issued upon
conversion of debt                                   --            --      53,954,000        53,950

Preferred stock issued upon
conversion of debt                              1,453,779         1,454          --            --

Net loss                                             --            --            --            --

BALANCE, December 31, 2003                      1,453,779   $     1,454    95,279,384   $    95,278
                                              ===========   ===========   ===========   ===========

                                                                                             Page 4



eNUCLEUS, INC.
Statement II
Consolidated Statements of Shareholders' Equity (Deficit)
(Stated in United States Dollars)
For the Year Ended December 31, 2003
------------------------------------------------------------------------------------------------------



                                                  New         Additional
                                                 Equity        Paid-In     Accumulated
                                                Issuable       Capital       Deficit        Total
                                              -----------    -----------   -----------    -----------
Balance, November 1, 2001 (predecessor)       $ 3,671,934    $      --     $      --      $ 3,671,934

Net loss                                             --             --     (   202,394)   (   202,394)

Balance, December 31, 2001                      3,671,934           --     (   202,394)   $ 3,469,540

Issuance of common stock through the
exchange of old common stock (per Plan)       (   874,963)      873,213           --             --

Issuance of common stock through
the exchange of creditor claims (per Plan)     (1,382,057)     1,379,293          --             --

Contributed capital from the
unexchanged stock and debt                     (1,414,914)     1,414,914          --             --

Issuance of common stock in
conjunction with debt financings                     --             --            --            5,542

Common stock issued upon
conversion of debt                                   --        2,556,514          --        2,568,561

Common stock issued for employment services          --             --            --            2,400

Common stock issued upon
exercise of options                                  --           25,000          --           32,000

Common stock issued for services provided            --           12,690          --           14,400

Issuance of common stock for acquisitions            --            7,450          --            7,500

Net loss                                             --             --      (5,757,628)    (5,757,628)


                                              -----------    -----------   -----------    -----------
Balance, December 31, 2002                           --        6,269,074    (5,960,022)       342,315

Issuance of common stock in
conjunction with debt financings                     --           71,310          --           73,000

Common stock issued for
employment services                                  --           70,525          --           73,950

Common stock issued for services provided            --          149,800          --          152,750

Common stock issued upon
conversion of debt                                   --          659,922          --          713,872

Preferred stock issued upon
conversion of debt                                   --        1,318,361          --        1,319,815

Net loss                                             --             --      (3,452,311)    (3,452,311)

BALANCE, December 31, 2003                    $      --      $ 8,538,992   ($9,412,333)   ($  776,609)
                                              ===========    ===========   ===========    ===========

(See accompanying notes)                                                                 Page 4(Con't)




eNUCLEUS, INC.                                                     Statement III
Consolidated Statement of Operations
(Stated in United States Dollars)
For the Year Ended December 31, 2003
----------------------------------------------------------------------------------------
                                                                             Two Months
                                                                               Ending
                                                 2003           2002             2001
----------------------------------------------------------------------------------------
REVENUE                                     $    577,574    $   285,687     $     26,981
                                            ------------    ------------    ------------

EXPENSES
    Operating expenses                         1,022,313       1,153,272         159,970
    Interest and other income                     10,305      (    3,157)          6,841
    Depreciation and amortization expense        150,965         375,621          62,564
                                            ------------    ------------    ------------

                                               1,183,583       1,525,736         229,375
                                            ------------    ------------    ------------

Loss before the undernoted                    (  606,009)     (1,240,049)    (  202,394)
                                            ------------    ------------    ------------

Net reorganization expense                     1,171,680       4,517,579            --

Write off of goodwill                          1,674,622            --              --
                                            ------------    ------------    ------------

NET LOSS FOR THE YEAR                       ($ 3,452,311)   ($ 5,757,628)    ($  202,394)
                                            ============    ============    ============


NET LOSS PER COMMON SHARE                   ($      0.07)   ($       .25)   ($      0.01)
                                            ============    ============    ============

WEIGHTED AVERAGE OF COMMON
SHARES OUTSTANDING                            51,687,983      23,006,248      20,009,898
                                            ============    ============    ============

(See accompanying notes)                                                          Page 5



eNUCLEUS, INC.                                                                         Statement IV
---------------------------------------------------------------------------------------------------
Consolidated Statement of Cash Flows
(Stated in United States Dollars)
For the Year Ended December 31, 2003
---------------------------------------------------------------------------------------------------

                                                                                         Two Months
                                                                                          Ending
                                                             2003           2002           2001
---------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net (loss)  Statement III                            ($3,452,311)   ($5,757,628)   ($  202,394)
    Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities
            Noncash reorganization expense                 1,171,680      4,517,579         62,564
            Shares issued in consideration of services        73,950           --             --
            Write off of goodwill                          1,674,622           --             --
            Depreciation and amortization                    150,965        375,624           --
        Changes in operating assets and liabilities
            Changes in accounts receivables                   54,893         14,154         19,376
            Changes in other current assets                   21,935    (   113,374) (       9,284)
            Changes in payables and accrued expenses     (   414,554)       368,041         42,685
                                                         -----------    -----------   -----------

                                                         (   718,820)   (   595,604)  (    87,053)
                                                         -----------    -----------   -----------

INVESTING ACTIVITIES
    Purchase of property and equipment                   (     8,883)          --             --
                                                         -----------    -----------   -----------

FINANCING ACTIVITIES
    Changes in notes payable                             (   791,122)       567,728        85,424
Share issue in consideration for debt financing and        1,513,971         32,000          --
debt conversion
                                                             722,849        599,728        85,424
                                                         -----------    -----------   -----------

NET INCREASE (DECREASE) IN CASH                               (4,854)         4,124   (     1,629)

CASH, BEGINNING OF YEAR                                        4,932            808         2,437
                                                         -----------    -----------   -----------


CASH, END OF YEAR                                        $        78    $     4,932   $       808
                                                         ===========    ===========   ===========

(See accompanying notes)                                                                   Page 6


eNUCLEUS, INC.
Notes to the Consolidated Financial Statements
(Stated in United States Dollars)
December 31, 2003
--------------------------------------------------------------------------------



1.        NATURE OF OPERATIONS
          --------------------

          eNucleus, Inc. ("eNucleus" or the "Company") is a next generation software and managed hosting company. eNucleus' business strategy is to acquire companies that have proprietary software applications that fulfill core and niche business processes.

          The accompanying consolidated financial statements include eNucleus, Inc. and its wholly-owned subsidiaries Financial ASPx, Inc. and Alliance Net, Inc. eNucleus Pro, Inc. which was a wholly-owned subsidiary of eNucleus, Inc., was sold along with its liabilities within a settlement agreement with a creditor in 2003 for an immaterial amount. All significant intercompany accounts and transactions have been eliminated in consolidation.

          On November 6, 2003, eNucleus received its final decree from the United States Bankruptcy Court for the Northern District of Illinois, successfully concluding the Company's restructuring and emergence from bankruptcy.


2.        BASIS OF PRESENTATION
          ---------------------

          Going Concern Issue

          These consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the measurement and classification of the recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The company has experienced several continuous years of operating losses. The Company's ability to realize its assets and discharge its liabilities in the normal course of business is dependent upon continued support. The Company is also dependent on an infusion of equity from potential shareholders. The Company is currently attempting to obtain additional financing from its existing shareholders and other strategic investors to continue its operations. However, there can be no assurance that the Company will obtain sufficient additional funds from these sources.

          The conditions cause substantial doubt about the Company's ability to continue as a going concern. A failure to continue, as a going concern would require that stated amounts of assets and liabilities be reflected on a liquidation basis that could differ from the going concern basis.

eNUCLEUS, INC.
Notes to the Consolidated Financial Statements
(Stated in United States Dollars)
December 31, 2003
--------------------------------------------------------------------------------

3.        SIGNIFICANT ACCOUNTING POLICIES
          -------------------------------

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

          Property and Equipment

          Property and equipment are stated at cost and depreciated on a straight-line basis over their respective estimated useful lives, which are generally three to seven years. Maintenance and repairs are charged to expense as incurred, improvements are capitalized.


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

eNUCLEUS, INC.
Notes to the Consolidated Financial Statements
(Stated in United States Dollars)
December 31, 2003
--------------------------------------------------------------------------------

3.        SIGNIFICANT ACCOUNTING POLICIES, (continued)
          --------------------------------------------

          Fair Value of Financial Instruments

          The Company estimate of cash, accounts receivable, note and accounts payable, accrued expenses and long-term liabilities approximates the carrying value.

          Income Taxes

          The Company accounts for its income taxes under the liability method specified by Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities.

          Stock Option Plans

          The Company applies the fair value based method of accounting prescribed by SFAS No. 123, Accounting for Stock-Based Compensation in accounting for its stock options granted to both employees and non-employees. As such, compensation expense is recorded on the date of grant based on the fair market value of the stock and expensed in the period which the option was granted.

          Revenue Recognition

          The Company recognizes revenue upon providing of service or delivery of a product to a client. Billings made or payments received in advance of providing services are deferred until the period these services are provided. Certain of the Company's contracts, include up-front charges for installation or other set up services. The Company defers such revenue and recognizes revenue ratably over the contract terms. Certain contracts with customers may contain service level commitments, which may require the Company to provide credits if required service level commitments are not met. These amounts, if any, are accounted for in cost of sales. To date, credits issued under these arrangements have been immaterial.



eNUCLEUS, INC.
Notes to the Consolidated Financial Statements
(Stated in United States Dollars)
December 31, 2003
--------------------------------------------------------------------------------


4.        PROPERTY AND EQUIPMENT
          ----------------------

          Property and equipment consist of the following:


                                                        Accumulated    N.B.V       N.B.V
                                                Cost    Depreciation    2003        2002
                                              --------    --------    --------    --------
          Data center equipment               $ 26,292    $  8,138    $ 18,154    $ 59,467

          Computer equipment                     1,958         326       1,632       9,510

          Furniture and fixtures                  --          --          --        14,644

          System equipment                        --          --          --       407,759
                                              ========    ========    ========    ========

                                              $ 28,250    $  8,464    $ 19,786    $491,430
                                              ========    ========    ========    ========




5.        GOODWILL AND FRESH-START REPORTING
          ----------------------------------

         As a result of the confirmation of the Company's Plan of Reorganization on November 6, 2001, the Company adopted fresh-start reporting as required by Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). Under fresh-start reporting, the Company's assets and liabilities were adjusted to fair values and a reorganization value for the entity was determined by the Company based upon the estimated fair value of the enterprise before considering values allocated to debt to be settled in the reorganization. The portion of the reorganization value which could not be attributed to specific tangible or identified intangible assets for the Reorganized Company is referred to as reorganization value in excess of amounts allocable to identifiable assets and is reported as "Goodwill" in the financial statements. Fresh-start reporting resulted in the creation of a new reporting entity for accounting purposes (the
         "Company" or the "Reorganized Company") with no accumulated deficit as of November 1, 2001. As a result of adopting SFAS No. 142, the goodwill recognized in fresh-start reporting will not be amortized, but will be reviewed annually for impairment. The Company determined that the goodwill is fully impaired as of December 31, 2003 and therefore, it has been written down to zero in the current fiscal year.

                                                                         Page 10

eNUCLEUS, INC.
Notes to the Consolidated Financial Statements
(Stated in United States Dollars)
December 31, 2003
--------------------------------------------------------------------------------

6.        NOTES PAYABLE
          -------------

          As of December 31, 2003 the Company's total long-term debt outstanding was as follows:

                                                          2003         2002
                                                       ----------   ----------

          Congruent Ventures LLC (a)                   $   90,681   $   16,338


          I.R.S. and other state tax departments (b)      219,474      219,498


          DukeWeeks Realty (c)                            141,952      141,952


          Other notes payable (d)                          50,000       50,000


          Lasalle Bank                                       --         90,729


          Bank of America                                    --        496,697


          Fifth Third Bank                                   --         58,503


          Hanover Financial Services                         --        219,511
                                                       ----------   ----------


                                                          502,107    1,293,228


          Less:  Current portion                       (  156,861)  (  425,539)
                                                       ----------   ----------

                                                       $  345,246   $  867,689
                                                       ==========   ==========



          (a) Congruent Ventures LLC is owed $90,681 relating to the Bank of America loan settlement through the plan of reorganization which it paid on behalf of eNucleus, Inc. This loan is senior secured debt and was repaid through share conversion subsequent to the year end.

          (b) Holders of allowed tax claims, including the Internal Revenue Service and certain state revenue agencies, received in full satisfaction, settlement of and in exchange for its tax claim, a six year 6.5% promissory note in an amount equal to the principal amount of its tax claims, payments of principal and interest due monthly. The Company is currently restructuring its payment plan associated with the terms of the agreements. No payments have been made against this note.

          (c) Duke Realty Limited Partnership is a 3-year note payable who was previous landlord of the Company in the amount of its total allowed claim of approximately $142,000. Monthly payments of $1,000 are due with the first payment in each year due of $10,000. The final payment will include the remaining outstanding principal plus accrued interest. No payments have been made against this note.

          (d) A note payable to an unsecured claimant prior to the Company's filing of bankruptcy, who in accordance with the Plan of Reorganization, elected to take a Junior Secured Note on the portion of the unsecured claim. Such note accrues interest at 12% per annum with principal and interest due in twenty-four months from the date of issuance. No payments have been made against this note.



eNUCLEUS, INC.
Notes to the Consolidated Financial Statements
(Stated in United States Dollars)
December 31, 2003
--------------------------------------------------------------------------------


7.        STOCKHOLDERS' EQUITY
          --------------------


          Authorized
            100,000,000 common shares with a par value of $.001
              20,000,000 preferred stock with a par value of $0.001

        Issued                                                         2003            2002
                                                                       ----            ----
              95,279,384 common shares (2002  33,262,870)             95,278           33,263
                1,453,779 preferred stock (2002  nil)                  1,454             --



          Subsequent to year-end, the Board of Directors authorized and shareholders approved a one for ten reverse stock split of all issued and outstanding common stock, effective February 18, 2004. The par value of the common stock was maintained at the pre-split amount of $.001 per share and the authorized capital was maintained at 100,000,000 shares of common stock, and the par value of the preferred stock was maintained at the pre-split amount of $0.001 per share, and the authorized capital was maintained at 20,000,000 shares of preferred stock. Two classes of preferred shares called Series A and Series B were designated on February 13, 2004.


8.        STOCK OPTIONS
          -------------

          The Company has adopted a stock option plan accounted for under SFAS
          No. 123 and related interpretations. The Company expenses the difference between the fair market value of the shares on the option date and the option price.

          On November 6, the Company granted 3,100,000 options to the following:

          a) Director, for future services at $.019 which equal the fair market value of the shares at November 6, 2003 and expire 1 year after they have vested. The shares vest as follows:


                           November 6, 2004                500,000
                           November 6, 2005                500,000
                           November 6, 2006                500,000
                                                        ----------
                                                         1,500,000
                                                        ==========

                                                                         Page 12

eNUCLEUS, INC.
Notes to the Consolidated Financial Statements
(Stated in United States Dollars)
December 31, 2003
--------------------------------------------------------------------------------


8.        STOCK OPTIONS, (continued)
          --------------------------

          b) Management for future services at $.019 which equals the fair market value of the shares at November 6, 2003 and expire 1 year after they have vested. The shares vest as follows:


                           November 6, 2004              500,000
                           November 6, 2005              500,000
                           November 6, 2006              500,000
                                                       ---------
                                                       1,500,000
                                                       =========


          c) Management for future services at $.019 which equals the fair market value of the shares at November 6, 2003 and expire 1 year after they have vested. The shares vest as follows:


                           November 6, 2004               50,000
                           November 6, 2005               25,000
                           November 6, 2006               25,000
                                                        --------
                                                         100,000
                                                        ========


9.        WARRANTS
          --------

          The Company has 500,000 warrants of Series A preferred stock which was only designated after the year end and its terms are a conversion to common shares at five common shares to 1 Series A preferred share, at December 31, 2003. The warrants expire on March 1, 2009 and the stike price is $1 per share.


10.       BASIC LOSS PER SHARE
          --------------------

          Basis net loss per share figures are calculated using the weighted average number of common shares outstanding computed on a daily basis.


11.       INCOME TAXES
          ------------

          The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Under the liability method, a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates assumed to be in effect when these differences are expected to reverse.

eNUCLEUS, INC.
Notes to the Consolidated Financial Statements
(Stated in United States Dollars)
December 31, 2003
--------------------------------------------------------------------------------


11.       INCOME TAXES (continued)
          ------------------------

          In assessing the realizability of future tax assets, management considers whether it is more likely than not that some portion or all of the future tax assets will not be realized. The ultimate realization of future tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of future tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management has provided for a valuation allowance on all of its' losses as there is no assurance that future tax benefits will be realized.

12.      RELATED PARTY TRANSACTIONS
         --------------------------

          As part of the Plan of Reorganization, the Company entered into a borrowing facility with Sunami Ventures, LLC ("Sunami") (a limited liability company managed and controlled by Mr. Henry Paulsen, John Paulsen's father). In accordance with the Plan of Reorganization, Sunami shall receive on account of the borrowings, five shares of New Common Stock for every ten dollars loaned and a Senior Secured Note for the amount of the borrowings. As of December 31, 2003, eNucleus has received approximately $1 million of value under this facility and the proceeds of which have been used to satisfy certain petitions resulting from the bankruptcy and post-petition operating requirements During 2003, all debt relating to Sunami was converted into 17,500,000 common shares.

13.       SUBSEQUENT EVENTS
          -----------------

          On January 21, 2004 eNucleus, Inc. through one of its subsidiaries Financial ASPx,Inc. purchased substantially all the assets of PrimeWire, Inc. pursuant to an Asset Purchase Agreement with holders of the capital stock of PrimeWire. Subject to the terms and conditions of the Purchase Agreement, PrimeWire received $50,000 upon closing and a three year earn out provision that provides for (i) quarterly cash payments of 10% of the net revenues generated by the PrimeWire assets and (ii) quarterly stock payments of 15% of the net revenues generated by the PrimeWire assets during the first year.

eNUCLEUS, INC.
Notes to the Consolidated Financial Statements
(Stated in United States Dollars)
December 31, 2003
--------------------------------------------------------------------------------

13.       SUBSEQUENT EVENTS (continued)
          -----------------------------

          In May of 2004, eNucleus notified PrimeWire of its intent to set-off amounts against its purchase price of the PrimeWire assets pursuant to several breaches of the contract. As a direct result of PrimeWire's defaults under the Agreement, eNucleus and Financial ASPx filed for arbitration in Illinois to mitigate damages and reduce the purchase price of the acquired assets. Under the terms of settlement in December 2004, eNucleus will pay PriceWire $400,000 cash and will sign over certain accounts receivable. This combination of consideration represents the final amounts due under the asset purchase agreement and eliminates any adverse security interest in PrimeWire's assets.

          Subsequent to year-end, the Board of Directors authorized and shareholders approved a one for ten reverse stock split of all issued and outstanding common stock, effective February 18, 2004. The par value of the common stock was maintained at the pre-split amount of $.001 per share and the authorized capital was maintained at 100,000,000 shares of common stock, and the par value of the preferred stock was maintained at the pre-split amount of $0.001 per share, and the authorized capital was maintained at 20,000,000 shares of preferred stock. On February 13, 2004, two classes of preferred shares called Series A and Series B were designated.

          On May 28, 2004, eNucleus through its subsidiary company, Supply Chain ASPx, Inc., purchased substantially all of the assets and certain identified liabilities of the Tak Group Inc. for 650,000 shares of eNucleus stock. The shareholders of Tak Group have the ability to earn an additional 150,000 shares if certain milestones relating to revenue are met.

          On July 1, 2004, eNucleus created a wholly-owned subsidiary, eNucleus India, Inc.

          On August 1, 2004, eNucleus acquired Frontier Technologies, a Singapore based software and professional services company for eNucleus common stock based on an earn out of three and one half times 2005 net income and $25,000, which will be payable in 2005.


14.       CONTINGENCY
          -----------

          The Company does not maintain any insurance to protect itself against potential liability or other claims.