Form 10QSB/A
period 2004-03-31
ENUCLEUS INC
filed 2005-01-18
CIK 761034

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                  FORM 10-QSB/A

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

FORM 10-QSB SIGNATURE PAGE



PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                                 eNUCLEUS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                         March 31,     December 31,
                                                            2004          2003
                                                        (unaudited)
ASSETS:
Current Assets
Cash                                                    $    49,198    $        78
Accounts receivable                                         313,901           --
Other current assets                                         11,828         16,039
                                                        -----------    -----------
Total current assets                                        374,927         16,117
                                                        -----------    -----------

Property and equipment, net                                  18,684         19,786
Goodwill and other intangibles, net                         430,878           --
Other assets                                                200,000           --
                                                        -----------    -----------
Total assets                                            $ 1,024,489    $    35,903
                                                        ===========    ===========

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Notes payable                                           $   156,861    $   156,861
Accounts payable                                             49,421         42,792
Accrued expenses                                            530,396        267,613
                                                        -----------    -----------
Total current liabilites                                    736,678        467,266
                                                        -----------    -----------
Long term liabilities                                       345,246        345,246
                                                        -----------    -----------
Total Liabilities                                         1,081,924        812,512
                                                        -----------    -----------

Preferred stock  $0.001 par value, 10,000,000 shares
authorized,
  Series A -- 1,453,779 shares issued and outstanding          --            1,454
  Series B  -- 417,778 shares issued and outstanding            418
Common stock, $0.001 par value, 100,000,000 shares
authorized, 17,271,833 and 9,527,938 shares issued
and outstanding, respectively                                17,272          9,528
Additional paid-in capital                                9,114,161      8,624,742
Accumulated deficit                                      (9,189,286)    (9,412,333)
                                                        -----------    -----------
Total stockholder's equity                                   57,435       (776,609)
                                                        -----------    -----------

                                                        -----------    -----------
Total liabilities and stockholders' equity              $ 1,024,489    $    35,903
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


                                            ENUCLEUS, INC.

Date:  January 18, 2005                     By:  /s/  John C. Paulsen
                                               --------------------------------
                                                      John C. Paulsen,
                                                      Chairman of the Board,
                                                      Chief Executive Officer
                                                      and principal Financial
                                                      and Accounting Officer