Form 10QSB/A
period 2004-06-30
ENUCLEUS INC
filed 2005-01-18
CIK 761034

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


                              139 East Bay Street
                         Harbor Springs, Michigan 49740
                    (Address of Principal Executive Offices)

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

FORM 10-QSB SIGNATURE PAGE



PART I

                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                                 eNUCLEUS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          June 30,     December 31,
                                                            2004           2003
                                                         (unaudited)
ASSETS:
Current Assets
Cash                                                    $    12,209    $        78
Accounts receivable                                         983,218           --
Other current assets                                         98,169         16,039
                                                        -----------    -----------
Total current assets                                      1,093,596         16,117
                                                        -----------    -----------

Property and equipment, net                                 823,543         19,786
Goodwill and other intangibles, net                            --             --
Other assets                                                200,000           --
                                                        -----------    -----------
Total assets                                            $ 2,117,139    $    35,903
                                                        ===========    ===========

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Notes payable                                           $   156,861    $   156,861
Accounts payable                                            185,201         42,792
Accrued expenses                                            544,964        267,613
                                                        -----------    -----------
Total current liabilites                                    887,026        467,266
                                                        -----------    -----------

Long term liabilities                                       345,246        345,246
                                                        -----------    -----------
Total Liabilities                                         1,232,272        812,512
                                                        -----------    -----------

Preferred stock  $0.001 par value, 10,000,000 shares
authorized,
  Series A -- 1,453,779 shares issued and outstanding          --            1,454
  Series B  -- 137,778 shares issued and outstanding            138           --
Common stock, $0.001 par value, 100,000,000 shares
authorized, 22,149,568 and 9,527,938 shares issued
and outstanding, respectively                                22,150          9,528
Additional paid-in capital                                9,677,432      8,624,742
Accumulated deficit                                      (8,814,853)    (9,412,333)
                                                        -----------    -----------

Total stockholder's equity                                  884,867       (776,609)
                                                        -----------    -----------

                                                        -----------    -----------
Total liabilities and stockholders' equity              $ 2,117,139    $    35,903
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