Form 10QSB/A
period 2004-09-30
ENUCLEUS INC
filed 2005-01-18
CIK 761034

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


                                                  September 30, 2004     December 31, 2003
                                                         (unaudited)

ASSETS:
Current Assets
Cash                                                    $    512,245          $         78
Accounts receivable                                          876,418                  --
Notes Receivable                                             250,000                  --
Other current assets                                         288,129                16,039
                                                        ------------          ------------
Total current assets                                       1,926,792                16,117
                                                        ------------          ------------
Property and equipment, net                                2,459,664                19,786
Goodwill and other intangibles, net                             --                    --
Other assets                                                 300,000                  --
                                                        ------------          ------------
Total assets                                            $  4,686,456          $     35,903
                                                        ============          ============
LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities
Notes payable                                           $     66,180          $    156,861
Accounts payable                                             689,128                42,792
Accrued expenses                                             703,443               267,613
                                                        ------------          ------------
Total current liabilities                                  1,458,751               467,266
                                                        ------------          ------------
Long term liabilities                                        345,246               345,246
                                                        ------------          ------------
Total Liabilities                                       $  1,803,997          $    812,512
                                                        ------------          ------------
Goodwill                                                $    599,076                  --
                                                        ------------          ------------

Preferred stock $0.001 par value, 10,000,000 shares
Authorized:
  Series A -- 1,453,779 shares issued and outstanding           --                   1,454
                                                                              ------------

Common stock, $0.001 par value, 100,000,000 shares
Authorized: 26,108,837 and 9,527,938 shares issued

and outstanding, respectively                                 26,109                 9,528
Additional paid-in capital                                10,644,514             8,624,742
Accumulated deficit                                       (8,387,240)           (9,412,333)
                                                        ------------          ------------
Total stockholder's equity                                 2,283,383              (776,609)
                                                        ------------          ------------
Total liabilities and stockholders' equity              $  4,686,456          $     35,903
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

NOTE 4.   ACCOUNTS RECEIVABLE AND OTHER LONG TERM ASSETS

Accounts Receivable consists of $541,647 for eNucleus Inc. and $372,834 for the newly acquired Frontier Technogogies Inc.

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