Form 10KSB/A
period 2003-12-31
ENUCLEUS INC
filed 2005-01-19
CIK 761034

COMMISSION
                             Washington, D.C. 20549
                               ------------------
                                  FORM 10-KSB/A
                                 AMENDMENT NO. 2

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

During 2002, the company completed one acquisition, Strategic Business Group ("SBG") a company specializing in a proprietary methodology for critical process mapping, which allows customers to map current business processes as well as the transitional processes that will be required to implement software solutions acquired from eNucleus. Additionally, SBG has extensive experience in software selection, implementation and process improvement consulting. Consideration paid was through the assumption of certain net liabilities of approximately $100,000 and a stock earn-out over the subsequent twenty-four month period equal to 50% of the net earnings of the acquired asset operations. In the fourth quarter of 2003, this agreement was terminated and the stock due under the earn out provision was included within an overall settlement made with the original principal shareholder of SBG.

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

At various times during 2002, certain holders of debts outstanding agreed to convert amounts outstanding into new common stock. A total of $2.6 million of obligations agreed to conversion, including $900,000 of future lease obligations under the termination of the data center lease, $700,000 of financing provided through Sunami and $1 million of post-petition administrative claims. Approximately 1.2 million shares were issued in conjunction with these conversions. Associated with the post-petition administrative claims conversions are certain clauses that could result in additional shares being issued to the creditors or shares being returned to the Company, based upon certain future stock prices and/or the eventual liquidation prices achieved by the shareholders in relation to their cost basis. On December 2, 2002 the Company issued 5,000 shares of common stock in connection with its acquisition of Strategic Business Group, Inc. ("SBG"). Additionally, the principal shareholder of SBG will be entitled to a stock earn out over the subsequent twenty-four month period equal to 50% of the net earnings of the acquired asset operations. In the fourth quarter of 2003, this agreement was terminated and the stock due under the earn out provision was included within an overall settlement made with the original principal shareholder of SBG.

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

EXHIBIT INDEX


Exhibit No.         Description

21                  Subsidiaries of eNucleus, Inc.

23.1                Consent of Danziger and Hochman, Chartered Accountants

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





Toronto, Ontario                                           Danziger and Hochman
January 6, 2005                                            Chartered Accountants

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
(Stated in United States Dollars)
As at December 31, 2003
--------------------------------------------------------------------------------

                                                          2003         2002
                                                       ----------   ----------
ASSETS
    Current
        Cash                                           $       78   $    4,932
        Accounts receivable                                  --         54,893
        Prepaid expenses                                   16,039       37,974
                                                       ----------   ----------

                                                           16,117       97,799
                                                       ----------   ----------
    Other
        Property and equipment (note 4)                    19,786      491,430
        Goodwill and other intangibles, net (note 5)         --      1,771,274
                                                       ----------   ----------

                                                       $   35,903   $2,360,503
                                                       ==========   ==========

LIABILITIES
    Current
        Accounts payable                               $   42,792   $  272,798
        Accrued expenses                                  267,613      452,161
        Notes payable (note 6)                            156,861      425,540
                                                       ----------   ----------

                                                          467,266    1,150,499
                                                       ----------   ----------
    Longterm
        Notes payable (note 6)                            345,246      867,689
                                                       ----------   ----------

                                                          812,512    2,018,188
                                                       ----------   ----------

SHAREHOLDERS' EQUITY (DEFICIT) - Statement II
    Common stock (note 6)                                  95,278       33,263
    Preferred stock (note 6)                                1,454         --
    Additional paid-in capital                          8,538,992    6,269,074
                                                       ----------   ----------

                                                        8,635,724    6,302,337

DEFICIT                                                (9,412,333)  (5,960,022)
                                                       ----------   ----------

                                                       (  776,609)     342,315
                                                       ----------   ----------

                                                       $   35,903   $2,360,503
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