Form 10KSB
period 2004-12-31
ENUCLEUS INC
filed 2005-04-20
CIK 761034

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------
                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 2004

                                       Or

            Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

             For the Transition period from            to
                                            ----------    ----------

                         Commission file number 0-14039

                                 eNUCLEUS, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

        Delaware                                         11-2714721
 ----------------------                      ----------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)

                               139 East Bay Street
                            Harbor Springs, Michigan              49740
                     --------------------------------------     --------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


The issuer's revenues were approximately $3,204,000 for the year ended December 31, 2004.

As of March 31, 2005, the market value of the issuer's common stock held by non-affiliates was approximately $9,000,000.


Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes  X   No
                                                 -----   -----

As of April 19, 2005, the number of common stock shares outstanding is approximately 28,000,000 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (check one)  Yes      No  X
                                                              -----   -----
                                 eNUCLEUS, INC.

                                   FORM 10-KSB

                                TABLE OF CONTENTS


ITEM 1.   DESCRIPTION OF BUSINESS..............................................2

ITEM 2.   DESCRIPTION OF PROPERTIES............................................7

ITEM 3.   LEGAL PROCEEDINGS....................................................7

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................7

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS............7

ITEM 6.   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...........................................10

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA..........................20

ITEM 8.   CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE............................................20

ITEM 8A.  CONTROLS AND PROCEDURES.............................................20

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT...................21

ITEM 10.  EXECUTIVE COMPENSATION..............................................22

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.....................23

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................24

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K....................................24

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES..............................24

          SIGNATURE...........................................................25

          EXHIBIT INDEX.......................................................26

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

     o    successful build out of our distribution channels,

     o general economic and business condition, both nationally and regionally,

     o    currency fluctuations between US and foreign subsidiaries' currencies,

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

Operationally, the company provides proprietary supply chain software applications, technologies and solutions to the Global 1000.. The Company's current software and service applications span 22 countries in five continents in multiple languages.

For accelerated growth, eNucleus focuses on acquiring profitable supply chain software applications that are demonstrated leaders in their vertical markets and enjoy strong customer loyalty.


Strategy

Focus: Deliver applications that are concentrated on innovating and accelerating the supply chain business process.

Acquisitions: The Company intends on aggressively acquiring supply chain applications that are already specifically customized for a certain market vertical.

Leverage and scale: The Company will rely on its global sales force for exponential growth and its Far East operations for customer integrations, managed services and product advancement to fully leverage the company's cost structure.


eNucleus generally follows these principles:

     o Acquire best-of-breed applications - Our focus is on acquiring niche software applications that serve defined supply chain market segments, enjoy widespread industry support and can be readily enabled for deployment over the Internet through our software application network.


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


     o Leverage operating costs - Each software acquisition presents an opportunity for creating operating savings through the consolidation of duplicate business functions. Labor costs can be further reduced by bringing a seasoned international programming team with proven methodology to each newly acquired software application. This experienced team skill set should result in quicker times to market when enabling new software applications for delivery over the Internet than could be achieved by less experienced service providers.

     o Recurring monthly revenue streams - eNucleus employs several pricing strategies that focus on developing long-term recurring monthly revenue streams rather than high upfront purchase prices. Lower upfront costs make it easier for customers to transition into a new business model. As their future needs grow with business demand, we believe that customers which have transferred critical business operations into the eNucleus network are more like to maintain their services with eNucleus.

     o World Class Customer Service - eNucleus supports its products and services by world-class customer care personnel who monitor, manage and deploy our services.

Market Environment

Software industry experts have most recently stated that they anticipate Internet-based models of software delivery will be the migration path for most software applications in the foreseeable future due to the cost savings and broader accessibility of critical business information that these methods provide. The convergence of these factors suggests that the next major shift in how computer based technology is utilized in business will focus on the reduction of capital expenditures on costly internal IT infrastructure in favor of accessing critical applications and essential business processes solely through the Internet. As a next generation business process hosting company with a scalable worldwide infrastructure available, we believe eNucleus is positioned to provide critical Internet based business processes to companies that want to reduce their IT infrastructure.

This current market environment would appear to have created opportunities within the software industry in which numerous software products currently enjoy market favor and a loyal customer base; however, many previously successful applications are not presently delivered over the Internet and many vendors lack the technical skill set or necessary Internet network infrastructure to enable and deliver their software applications in this manner. Their situation is further complicated by the limited availability of development monies within today's capital markets. This has resulted in software companies being forced to delay product conversions to web-based platforms or to re-invest their earnings into efforts to re-tool for the Internet--with neither being an attractive alternative for companies trying to protect their bottom line in today's economy.

Products and Services

     o Benefits Accelerator Online Benefits Management for Brokers, Agencies & Employers The Benefits Accelerator product is a hosted application that optimizes and streamlines the benefits enrollment and administration process for employers, employees, brokers, agents and insurance carriers.

     o Tendercity Procurement management for Industrial, Institutional & Government Buyers Tendercity provides a comprehensive online platform for buyers to manage their procurement processes. The platform features eProcurement, eAuction (both forward & reverse), and eCatalog capabilities.

     o eComSupplier Communications Management for Oil & Gas Suppliers eComSupplier provides an Enterprise level, data-hosting technology platform for powering private trading hubs to eConnect suppliers with downstream petroleum trading partners.

     o eComDistributor Communications Management for Oil & Gas Distributors eComDistributor is a robust web-based eBusiness management tool designed specifically to manage all aspects of fuel and lubricant product sales and services.

     o FuelPilot Online Fuels Management for Commercial & Retail Industries FuelPilot provides commercial industrial and large retail industries with a streamlined, consolidated solution to manage all activities associated with purchasing, storing and delivering fuel.

     o eLabTracker Online Data Management for Equipment Oil Analysis eLabTracker is an Oil Analysis Data Management program that provides users with the tools and functionality for effectively managing equipment oil analysis online.

     o Professional Services IT Design, Development & Implementation Services eNucleus provides clients with professional IT services that include Consulting, Application Development and Integration Services in a number of industry sectors such as oil and gas, petrochemical, maritime, heavy equipment manufacturing, insurance and telecommunications. Our services include system design and engineering, software customization, testing, implementation and maintenance support.

     o BPO Services Business Process Outsourcing & Knowledge Worker Resources eNucleus offers offshore Business Process Outsourcing (BPO) services and manpower resources through its India offices for clients in the areas of application/product design, development, implementation and maintenance.


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

     o Data Storage - Our data storage services include high performance network backup and storage to cost-effective specific data tape backup services, offsite storage and data vaulting


     o Application Development - Analysts and developers work with clients to assist in determining specific business, technology and data communications requirements then design and develop customer-specific solution tailored to each platform deployment.

     o Business Process Outsourcing (BPO) - Manpower resources through its India offices for clients in the areas of application/product design, development, implementation and maintenance.



Sales and Marketing

Our sales and marketing efforts are dedicated to increasing the awareness of our Internet-based solution opportunity and the eNucleus brand. We are implementing a brand development program designed to portray us as an international company with a local presence.

Our sales and marketing group consists of sales professionals and technicians teamed within our regional operations. We intend to add sales and marketing personnel.

We intend to use a mix of programs to deliver our message and create a demand for our products and services. Marketing programs will include:

     o Focused Marketing -- eNucleus focuses its direct marketing efforts on prospects within its identified market verticals in the supply chain industries (products and services).

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

Competition

The company has positioned itself in the "Tier I & II" applications industry.
We are selling software and services at costs that are generally below the large systems integrators and above the "shrink-wrapped" software providers.

Management believes that eNucleus has a competitive advantage over its competitors who typically charge considerable professional service fees to customize pre-packaged solutions. The company is competitive in its market based upon the following:

          |X| Early Mover - By acquiring industry leading applications and enhancing them with managed services, eNucleus continually stays ahead of its competition.

          |X| Niche Market Leader - eNucleus' embedded customer base provides ample opportunity for growth and longevity.

          |X| Offshore Technology and BPO - eNucleus' offshore programming and back office support staff provide a 70% cost savings over domestic equivalents.

          |X| Internet Standards Based Approach - eNucleus continues to deploy its applications via Internet driven protocols to provide an open environment that can integrate with the multitude of client architectures.

          |X| Significant Barriers to Entry - The two-year timeline to replicate eNucleus' proprietary industry specific applications provides a considerable barrier to entry. This is additionally enhanced by eNucleus' inherent ability to integrate its applications with the new Internet economy.

While management believes the company is well positioned, the reader should recognize that the market for Internet-based technology solutions is intensely competitive, rapidly evolving and subject to technological change. We expect competition to persist, intensify and increase in the future. We believe that the principal competitive factors in our market are

     o    single source provider solutions,
     o    strategic expertise,
     o    technical knowledge,
     o    best of breed products and services,
     o    reliability,
     o    client service, and
     o    price.

Most of our current and potential competitors have longer operating histories, larger installed client bases, longer relationships with customers and significantly greater financial, technical, marketing and public relations resources that could decide at any time to increase their resource commitments to our market. In addition, the market for Internet solutions is relatively new and subject to continuing definition, and, as a result, the core business of certain of our competitors may better position them to compete in this market as it matures. Competition of the type described above could materially adversely affect our ability to realize our goals.

There are relatively low barriers to entry into our business. There can be no assurance that existing or future competitors will not develop or offer services that provide significant performance, price, creative or other advantages over those offered by us, which could have a material adverse effect on our business, results of operations and financial condition.


History

eNucleus began business operations in 1984 in Colorado Springs, Colorado, as a provider of computer systems and components. The Company adopted the name Nucleus, Inc. in December 1998 and reorganized in April 1999 when eNucleus merged with Nucleus Holding Corporation, a privately held Illinois corporation based in Chicago. In July 2000, eNucleus shareholders approved the re-incorporation in Delaware from Nevada and changed the name to eNucleus, Inc. The common stock was traded on the OTC (Over the Counter) market under the symbol ENCS.OB, our stock is now traded under the symbol ENUI.OB

On May 10, 2001, eNucleus filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Illinois, Eastern Division. The action was a direct result of the continued difficulties in the Internet industry and related financing markets that resulted in difficulties in restructuring the Company's debt.

The company continued operations as a debtor-in-possession under the supervision of the Bankruptcy Court and on November 6, 2003, the Court confirmed our Plan of Reorganization and allowed the Company to successfully emerge from its Chapter 11 reorganization. In accordance with the plan, holders of certain allowed claims received 1 share of common stock for every $3.00 of debt and the Company's common stock underwent a 1 for 6 reverse stock split.

On February 9, 2004, we completed an asset purchase of PrimeWire, Inc. ("PrimeWire"). PrimeWire's operations primarily focus on providing third party employee benefits administration via the Internet. PrimeWire received $50,000 upon closing and a three year earn out provision that provides for (i) quarterly cash payments of 10% of the net revenues generated by the PrimeWire assets and
(ii) quarterly stock payments of 15% of the net revenues generated by the PrimeWire assets (shares to be determined based upon the average closing price of the 20 day period prior to the end of each quarter). Additionally, PrimeWire has the ability to earn an additional 7% of Net Revenues generated by large license deals (license agreements in excess of $200,000 in the first 12 months of the contract) during the first year. To date, we have not made any payments of common stock to PrimeWire because we are disputing the accuracy of the representations and warranties made to us.

In May of 2004, eNucleus notified Primewire of its' intent to set-off amounts against its' purchase price of the Primewire assets pursuant to several alleged breaches of the contract. As a direct result of Primewire's alleged defaults under the Agreement, eNucleus and Financial ASPx filed for arbitration to mitigate damages and attempt to reduce the purchase price of the acquired assets. Under the terms of settlement reached in December 2004, eNucleus has agreed to pay Primewire $400,000, assign certain accounts receivable and return certain customer contracts. This combination of consideration represents the final amounts due under the asset purchase agreement and eliminates any adverse security interest in Primewire's assets. No payments have yet been made against this amount and management is still negotiating the final settlement. Collected receivables to be assigned to Primewire are being held in trust by the Company's solicitors.

In June 2004, we acquired TAK Acquisition Co., a privately held internet-enabled petroleum supply chain network ("TAKGroup"). TAKGroup provides comprehensive "value-chain" automation solutions for the petroleum industry and its technology suite provides software solutions through the Internet to manage the distribution functions for suppliers, marketers and end-users in the petroleum industry. TAKGroup eliminates inefficiencies in product sales, value-added service delivery, promotional information communication, and other labor-intensive customer support processes. TAKGroup's technology solutions can be deployed in whole or in parts across the petroleum supply chain, leveraging existing relationships and established behaviors. Under the terms of the acquisition agreement, TAKGroup received 650,000 shares of eNucleus common stock, 150,000 of which are subject to forfeiture if the TAKGroup business unit fails to generate a minimum of $1.25 million in annualized revenue in the first

12 months following the closing. In addition, members of the management team of TAKGroup received 150,000 shares of our common stock subject to vesting over a one-year period and 250,000 options were issued to employees, which are subject to vesting over a two-year period.

In August 2004, Barron Partners LP ("Barron") purchased 2,500,000 shares of our common stock, together with an A and B warrant for $1,000,000. The A warrant granted Barron the right to purchase 2,500,000 shares of common stock at $.60 per share,. and a B warrant to purchase 1,000,000 shares of our common stock at a price of $1.00 per share in a PIPE transaction. The A warrant in the transaction is callable on April 1, 2005 requiring automatic exercise if the Company's common stock price is $1.20 per share or higher for 20 consecutive trading days and there is an effective registration statement covering the shares subject to the warrant.

On August 1, 2004 the Company acquired all the outstanding stock of Frontier Technologies, a Singapore based company. The purchase price was the assumption of certain debts and common stock to be issued over a twelve-month period based on 3.5 times 2005 calendar year net earnings. On October 1, 2004 the Company acquired certain assets of Applitech Solutions an India-based company. Both companies are engaged in the business of IT professional services and solutions sales.

Employees

As of April 19, 2005 we employed 164 full time personnel in the United States and our Asia Pacific operations (Singapore and India). We also contract with several outside parties to provide certain engineering, sales and administrative services on an as needed basis. Our employees are not subject to collective bargaining agreements and we consider our relationships with our employees to be good.


ITEM 2.  DESCRIPTION OF PROPERTIES


eNucleus' maintains its executive office at 139 East Bay Street, Harbor Springs, MI 49740. We also lease and own certain operating facilities in Chicago, Illinois, Atlanta, Georgia, Vancouver, WA, Singapore, and multiple locations in India. We are currently evaluating our options on existing and new office space.


ITEM 3.  LEGAL PROCEEDINGS


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

                                    PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS


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

                                         Common Stock
                                         ------------
Period                                    Low Bid (1)           High Bid (1)
------                                    -----------           ------------

2004
4th Quarter                                     $0.30                  $0.53
3rd Quarter                                     $0.31                  $0.55
2nd Quarter                                     $0.25                  $0.45
1st Quarter                                     $0.28                  $0.51

2003
4th Quarter                                     $0.18                  $0.75
3rd Quarter                                     $0.17                  $0.68
2nd Quarter                                     $0.14                  $0.95
1st Quarter                                     $0.18                  $1.20

2002
4th Quarter                                     $3.00                $ 18.00
3rd Quarter                                     $2.00                $ 35.00
2nd Quarter                                     $1.00                $ 60.00
1st Quarter                                     $1.00                $ 30.00


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

In 2004, the Company privately sold 277,778 shares of Series B Preferred stock along with a warrant to purchase 250,000 shares of Series B preferred stock at the face value of $1.00 per share for the consideration of $250,000 in funding.

The Company has issued approximately 500,000 shares of common stock, including 440,000 shares pursuant to a financing arrangement, 55,000 shares subject to a settlement and conversion of certain liabilities outstanding.

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

The Company issued 10,900,000 shares of common stock pursuant to the Company's emergence from bankruptcy reorganization in November of 2003.

As a result of the reverse split approved on February 18, 2004, the Series A Preferred Stock shares issued were converted into approximately 7.3 million shares of common stock in accordance with its mandatory conversion feature.

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

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Operationally, the company provides proprietary supply chain software applications, technologies and solutions to SME and Global 1000 companies. The Company's current software and service applications span 22 countries in five continents in multiple languages, and are used by over 50,000 individuals worldwide.

For accelerated growth, eNucleus focuses on acquiring profitable supply chain software applications that are demonstrated leaders in their vertical markets and enjoy strong customer loyalty. We are particularly focused on products that enjoy strong customer loyalty and can be enabled for delivery over the Internet for a recurring monthly fee on either a managed hosting or pure ASP basis.

We earn revenues through the sale of software and related services including customization, implementation, hosting, consulting and business process outsourcing. Customers are billed for the services upon delivery of products and services and over the course of an engagement at a measured rate or on a recurring fixed-price basis. Operating expenses consist primarily of direct labor and benefits, subcontracted labor or other outside services, commissions, sales and support personnel and advertising costs. Depreciation and amortization expense consists primarily of the depreciation of our fixed assets. We expect these expenses to increase in the future due to the growth of the company.

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

During 2003 and 2004, as a result of the emergence from bankruptcy, the Company incurred significant reorganization and restructuring expenses, including additional expenses incurred in settling outstanding liabilities of $280,000, professional fees of $290,000 and a write-off of fixed assets of $330,000 due to the devaluation and disposal of equipment. Also, $274,500 of legal indebtedness was settled in exchange for company stock. Reorganization costs recognized during 2003 include $900,000 related to the buyout of our lease, write-off of $1.1 million of fixed assets associated with the build-out of the data center and a $2.5 million charge for the impairment of intangible assets.


Business Strategy


Focus: Deliver applications that are concentrated on innovating and accelerating the supply chain business process.

Leverage and scale: The Company will rely on its global sales force for exponential growth and its Far East operations for customer integrations, managed services and product advancement to fully leverage the company's cost structure.

Operating Results 2004 to 2003


The financial statements after the Confirmation Date are those of a new reporting entity (the "Reorganized Company") and are not comparable to the pre-confirmation periods of the old reporting entity (the "Predecessor Company".
The following table sets forth our results of operations for the periods indicated.

                                            Year ended December 31,
                                                    2004                              2003
                                              Amount           Percent            Amount            Percent
                                            ----------       ----------         ----------        ----------

Revenue                                     $3,204,456          100.0%            $577,574          100.0%

Operating expenses                           2,209,394           69.0%           1,022,313          177.0%
Interest and other income                         --              --                10,305            1.8%
Depreciation and
amortization expense                           770,319           24.0%             150,965           26.1%
--------------------                        ----------        ----------        ----------        ----------

Net gain (loss) from operations                224,743            7.0%            (606,009)        -104.9%

Net reorganization expense                      21,795            0.7%           1,171,680         1581.3%
Net income from TenderCity                    (242,352)          -7.6%                --              --
Write off of goodwill                             --              --             1,674,622          289.9%

Net income (loss)                              445,300           13.9%         ($3,452,311)        -597.7%
                                            ==========        ==========        ==========        ==========

Basic and diluted net loss per
common share                                    ($0.02)                             ($0.07)
                                               =======                             =======

Weighted average shares
outstanding -                               19,606,805                          51,687,983
 basic and diluted                          ==========                          ==========

                                                      11

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenue. For 2004, revenues were $3,204,000 compared to $578,000 for 2003. We have begun an aggressive strategy to increase our revenues and operations. In February and May 2004, we completed our first acquisitions since reorganization which accounted for the majority of the growth from 2004.

Operating expenses. For 2004, operating expenses increased approximately $1,187,000 to $2,209,000 from $1,022,000 in 2003. The majority of the increase relates to the expansion of our business from acquisitions.

Depreciation and amortization expense. Depreciation and amortization expense increased $619,000 to $770,000 in 2004 as compared to $151,000 in 2003. The increase was primarily a result of additional assets acquired through our acquisitions.

Net reorganization expenses. Costs incurred by the company include professional fees, court costs and other expenses associated with the Chapter 11 proceedings as well as fees incurred in its restructuring of its business. During 2004 and as a result of the emergence from bankruptcy, the Company incurred reorganization and restructuring expenses. Net expenses totalling $22,000 includes additional professional fees and a write-off of fixed assets offset by adjustments in settline outstanding liabilities.

Net income. Our net Income was $445,000 for 2004 compared to a loss of $3,542,000 in 2003. Excluding the impact of certain non-cash and non-recurring expenses, including the bankruptcy related expenses and depreciation net income was $1,237,000 in 2004 compared to a net loss of $445,000 in 2003. This reduction of loss is a result of the Company's continued cost containment and reduction efforts, increased sales efforts of its products and a result of profitable acquisitions.


For the year ended December 31, 2003

Revenues. Revenues were $578,000 in 2003 representing operations from our managed services and consulting services.

Operating expenses. Operating expenses were $1,022,000 in 2003. Operating expenses consist primarily of direct labor and benefits of our technicians and administration, subcontracted labor or other outside services, commissions, sales and support personnel and advertising costs.

Interest and Other Expense. Interest expense was $22,000 in 2003.

Depreciation and amortization expense. Depreciation and amortization expense was $151,000 in 2003 primarily resulting from the write off of $1.1 million of fixed assets in conjunction with the close of our Atlanta data center facility in the fourth quarter 2002.

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


As shown in our results of operations, we had net income of $0.445 million, of which approximately $0.792 million, relates to non-cash charges for stock based compensation and expenses, bankruptcy related expenses and depreciation and amortization charges. During 2003, we incurred a net loss of $3.5 million for the year ending December 31, 2003, of which $3.05 million was related to our restructuring and closing of our data center.


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

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition.

Services. We recognize revenue upon providing service or delivery to our clients. Billings made or payments received in advance of providing services are deferred until the period these services are provided. Certain of our contracts include up-front charges for installation or other set up services. We defer such revenue and recognize revenue ratably over the contract terms. Certain contracts with customers may contain service level commitments, which may require us to provide credits if required service level commitments are not met. These amounts, if any, are accounted for in cost of sales. To date, credits issued under these arrangements have been immaterial.

License Agreements and Sales of Source Code. We recognize revenues from license agreements each month over the term of the license agreements. Support revenues from customers who purchase our premium support offerings are recognized ratably over the term of the support contract. Consulting services and training revenues are accounted for separately from license and support revenues because these services have value to the customer on a standalone basis and there is objective and reliable evidence of the fair value of the undelivered elements. Our arrangements do not contain general rights of return. Consulting revenues are recognized upon completion of the contracts that are of short duration (generally less than 60 days) and as the services are rendered for contracts of longer duration. In the case of sales of our source code, we recognize revenue in the period in which the transaction occurred as long as all our obligations relating to such transaction have been completed in such period.

Multi-Year Licenses. Revenue from multi-year software licensing arrangements is accounted for as subscriptions, with billings recorded as unearned revenue and recognized as revenue ratably over the billing coverage period. Revenue for retail packaged products, products licensed to original equipment manufacturers
(OEMs), and select sales of certain source code of a software product is generally recognized as products are shipped, with a portion of the revenue recorded as unearned due to undelivered elements including, in some cases, free post-delivery telephone support or the right to receive unspecified upgrades / enhancements on a when-and-if-available basis for a period of time. The amount of revenue allocated to undelivered elements is recognized as revenue related to delivered elements. Unearned revenue due to undelivered elements Is recognized ratably over the service period specified or estimated product life.

Multiple Deliverables and Extended Payment Contracts. The following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

For these types of contracts, we recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement;
(2) the service or product has been provided to the customer; (3) the collection of our fees is probable; and (4) the amount of fees to be paid by the customer is fixed or determinable.

Accordingly, if a software transaction does not require significant production, modification or customization, then the following criteria must be met before revenue derived from each element of the transaction can be recognized:

1. Persuasive evidence that the software transaction exists - this criterion can be demonstrated by a signed agreement, or by the existence of a purchase order or similar document related to the software.

2. The software has actually been delivered - this factor is satisfied if the agreement provides an acceptance period of less than 30 days. Where software is delivered electronically, delivery occurs when the customer either actually downloads the software, or has been provided access that would allow it to immediately access the software.

3. The cost of the software is fixed or determinable - this criterion is met if
(a) the fees due under the agreement are to be paid in less than twelve months and the warranties are routine, short-term and relatively minor; or (b) the transaction involves a "Large License Deal" (priced at or over $200,000) where we regularly use extended-payment contracts with payments beyond 12 months and we have a demonstrated history of successfully collecting the full amount of these types of contracts without making additional concessions.

4. It is likely that the fees will be collected - this element is satisfied unless the purchaser's cancellation or refund rights extend beyond thirty days or if fee is paid for partial performance are refundable if the contract is not fully performed.

Quantitative and Qualitative Disclosures about Market Risk

The Company does not have significant exposure to changing interest rates or currency fluctuations. The Company does not undertake any specific actions to cover its exposure to interest rate risk and the Company is not party to any interest rate risk management transactions. The Company does not purchase or hold any derivative financial instruments. The company will continue to monitor interest rate and currency fluctuation risks, and if it is deemed necessary it will take appropriate measures to mitigate such risks.

Factors Affecting Future Results

General effects of a bankruptcy filing

The filing of our bankruptcy petition in May of 2001, and the publicity attendant thereto, may adversely affect our business. Our competitive advantage may also be hindered because of the taint and stigma associated with a bankruptcy petition filing. We believe that such taint and stigma is especially true for companies providing eBusiness infrastructure, including application delivery and managed IT services, because of the fear from potential customers that the company will go out of business and not be able to provide valuable services. Additionally, although we believe that we have good relationships with our suppliers and vendors, there can be no assurance that such suppliers and vendors will continue to provide such goods and services to us due to the concerns regarding credit worthiness resulting from the Chapter 11 proceeding. Also it may be difficult for us to obtain financing (whether debt or equity) as we may require to fund operations and/or growth.

We will need to raise additional funds in the future to finance our operations.

We have always relied heavily on external financing to fund operations. We will need to raise additional funds to finance continuing operations and acquisitions until cash flows from operations are sufficient. We may seek such funding by offerings of our equity securities, offerings of debt securities or obtaining financing through a bank or other entity. We have not established a limit as to the amount of debt we may incur nor have we adopted a ratio of our equity to a debt allowance. There is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of our outstanding common stock. We could suffer adverse consequences if we are unable to obtain additional capital when needed.

We are uncertain as to sources of the additional financing we will need.

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

     o    loss of a major client,

     o    seasonality that may accompany budget cycles,

     o    the timing, size and mix of service and product offerings,

     o    the timing and size of significant software sales,

     o    the timing and size of new projects,

     o the timing and magnitude of required capital expenditures , pricing changes and increases in capital expenditures in response to various competitive factors,

     o market factors affecting the availability of network interconnectivity and bandwidth for our customers and qualified technical personnel,

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


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The following financial statements for eNucleus and independent auditors' report as of December 31, 2004 and 2003 and for the years then ended are filed as part of this report on Form 10-KSB beginning on page F-1.

     o    Report of Independent Public Accountants

     o    Balance Sheets as of December 31, 2004 and 2003

     o    Statements of Operations for the years ended December 31, 2004 and
          2003

     o Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2004 and 2003

     o Statements of Cash Flows for the years ended December 31, 2004and 2003 Notes to the Financial Statements


ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 8A. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, eNucleus management (including our Chief Executive and Financial Officer), Harley Luplow conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in the Exchange Act Rule 13a-14.

Based on that evaluation, Mr. Paulsen concluded that the Company's disclosure controls and procedures were effective as of the date of the evaluation. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date of the most recent evaluation.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table contains certain information with respect to our directors and executive officers:

-------------------- -------- -----------------------------------------
Name                    Age   Position as of the year ended 12/31/04
-------------------- -------- -----------------------------------------
John C. Paulsen         42    Officer, Chief Financial Officer and
Chairman of the               Secretary
Board/Director,
Chief Executive
-------------------- -------- -----------------------------------------
Dhru Desai              43    President/Director
-------------------- -------- -----------------------------------------
Harley Luplow           48    Chief Financial Officer
-------------------- -------- -----------------------------------------
Randy Edgerton          51    Executive Vice President
-------------------- -------- -----------------------------------------


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


Dhru Desai, Mr. Desai is responsible for the Company's day-to-day operations and individual unit growth. Prior to joining eNucleus, Mr. Desai was the founder and CEO of Cronus Technologies, Inc. He successfully built the IP signaling business to $25 million in revenues prior to divesting it to Cisco, FastCom and Advanced Fiber. Mr. Desai has an MS in Computer Science from the Illinois Institute of Technology


Harley Luplow, Mr. Luplow is responsible for assessing and controlling the financial aspects of the company's activities and the allocation of its financial resources. Mr. Luplow has over twenty years of experience with public and private companies in various roles including finance, marketing, information technology and law. Mr. Luplow is an attorney with an MBA from Georgetown University.


Randy Edgerton, Mr. Edgerton is responsible for the management of eNucleus' sales and marketing. Mr. Edgerton has over 20 years of experience in sales and marketing in information technology. His experience spans large complex computer and network solutions, software development and support, and IT systems distribution, sales and support


Board of Directors


Currently, John Paulsen and Dhru Desai are the Company's sole directors. As soon as practicably, the Company is in the process of filling its three vacancies on the Board of Directors resulting from the previous resignations of the Company's other directors prior to reorganization.

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

ITEM 10.  EXECUTIVE COMPENSATION

The following table summarizes the compensation paid for the years ended December 31, 2004, 2003 and 2002 to the individuals who served as our chief executive officer during such periods and those serving as current executive officers.


--------------------------------------------------------------------------------
Summary Compensation Table
--------------------------------------------------------------------------------
--------------------------- ------- ------------ -----------  -----------------
                                                                 All Other
Name and Principal Position   Year    Salary ($)  Bonus ($)   Compensation ($)
---------------------------   ----   ----------   ---------   ----------------
--------------------------- ------- ------------ ----------- ------------------
John C. Paulsen,              2004      57,692           0                  0
Chief Executive Officer,      2003           0
and  Secretary                2002      98,000
--------------------------- ------- ------------ ----------- ------------------
Dhru Desai, President,        2004      57,692           0                  0
principal
--------------------------- ------- ------------ ----------- ------------------
Harley Luplow,                2004      31,538           0                  0
Financial Officer
--------------------------- ------- ------------ ----------- ------------------
Randy Edgerton, Executive     2004      69,231           0                  0
Vice President
--------------------------- ------- ------------ ----------- ------------------
Scott Voss, President(1)      2003           0           0                  0
--------------------------- ------- ------------ ----------- ------------------
                              2002      36,000           0                  0
--------------------------- ------- ------------ ----------- ------------------
(1) President until October, 2003.


The following table summarizes the individual grants of stock options made during the most recent fiscal year to the individuals who served as our named executive officers.



Summary Option Grants in Last Fiscal Year Table

----------------- ------------- --------------- -------------
                      Date          Exercise        Total
----------------- ------------- --------------- -------------
                     Issued          Price          Shares
----------------- ------------- --------------- -------------
TAK
----------------- ------------- --------------- -------------
Jeff Batie          6/7/2004       $   0.540        30,000
----------------- ------------- --------------- -------------
Geri Carlson        6/7/2004       $   0.540        15,000
----------------- ------------- --------------- -------------
Brad Edgerton       6/7/2004       $   0.540        20,000
----------------- ------------- --------------- -------------
Randy Edgerton      6/7/2004       $   0.540       100,000
----------------- ------------- --------------- -------------
John Hughes         6/7/2004       $   0.540        20,000
----------------- ------------- --------------- -------------
Huan Le             6/7/2004       $   0.540        15,000
----------------- ------------- --------------- -------------
Binh Quan           6/7/2004       $   0.540        30,000
----------------- ------------- --------------- -------------
Malala Pou          6/7/2004       $   0.540        20,000
----------------- ------------- --------------- -------------
                                                   250,000
----------------- ------------- --------------- -------------

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

None

Compensation of Directors

Currently, John Paulsen and Dhru Desai are the Company's sole directors. As soon as practicably, Mr. Paulsen, intends to fill the vacancies on the Board of Directors resulting from the previous resignations of the Company's other directors. Mr. Paulsen and Mr. Desai were not compensated for serving as the Company's directors during the last fiscal year. Upon the reconstitution of the Board of Directors, the Company anticipates compensatory arrangements to be made to those serving and participating in the growth and development of the Company, including stock based arrangements.

Employment Contracts

The Company is currently in the process of appointing and entering into employment agreements with its executive officers.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Subsequent to year-end 2003, the Board of Directors authorized and shareholders approved a one for ten reverse stock split of all issued and outstanding common stock, effective February 18, 2004. The par value of the common stock was maintained at the pre-split amount of $.001 per share and the authorized capital was maintained at 100,000,000 shares of common stock, and the par value of the preferred stock was maintained at the pre-split amount of $0.001 per share, and the authorized capital was maintained at 20,000,000 shares of preferred stock. All references to common shares and per share amounts have been restated to reflect this reverse stock split on a retroactive basis, exclusive of fractional shares.


Security Ownership of Certain Beneficial Officers


The following table sets forth the number of shares of common stock beneficially owned as of April 14, 2004, by each person known by us to beneficially own more than 5% of the common stock of eNucleus. A beneficial owner of a security includes any person who has the power to vote or sell the shares.


Name of Beneficial Owner (1)      Amount and Nature of      Percent of Class (3)
----------------------------      --------------------      --------------------
                                 Beneficial Ownership (3)
                                 ------------------------
Barron Partners                         2,500,000                   8.8%
Congruent Ventures, LLC                 1,873,883                   6.6%
Monte Carlo Funding                     2,450,000                   8.6%



Security Ownership of Directors and Executive Officers


The following table sets forth the number of shares of common stock beneficially owned as of April 14, 2004 by (i) each of our directors, (ii) our executive officers and (iii) all directors and executive officers as a group. A beneficial owner of a security includes any person who has the power to vote or sell the shares.

------------------------     --------------------     ----------------
Name of Beneficial Owner     Amount and Nature of     Percent of Class
------------------------     --------------------     ----------------
                             Beneficial Ownership
                             --------------------
------------------------     --------------------     ----------------
John C. Paulsen (1)             1,314,900 (2)               4.6%
------------------------     --------------------     ----------------
Dhru Desai (1)                  1,873,883 (3)               6.6%
------------------------     --------------------     ----------------
All directors and
executive  officers, as         3,188,783                  11.2%
a group
------------------------     --------------------     ----------------

(1) The mailing address is c/o eNucleus 139 E. Bay Street, Harbor Springs, MI 49740.

(2)  Includes shares held directly by Mr. Paulsen and Kelly Paulsen JTE

(3)  Includes shares controlled by Mr. Desai through Congruent Ventures


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company licensed a software product, eLube Port, to Centerspan, Inc. in the amount of $500,000 in December of 2004.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit Index

See Exhibit Index beginning on page 25.

(b) Reports on Form 8-K

On February 19, 2004, we filed a Current Report on Form 8-K relating to the entering into an Asset Purchase Agreement to purchase substantially all the assets of PrimeWire, Inc.

October 27, 2004, we filed a Current Report on Form 8-K relating to a Stock Purchase Agreement with a certain accredited investor for the sale of 2,500,000 shares of common stock of eNucleus, Inc. (the "Company") at $0.40 per share.

On March 18, 2005, we filed a Current Report on Form 8-K relating to a change in auditors. Effective December 15, 2004, the Company decided to replace Bujan & Associates ("Bujan"), which audited the Company's financial statements for the fiscal year ended December 31, 2003, with Danziger & Hochman ("Danzinger") to act as the Company's independent auditors.

On March 31, 2005 we filed an NT-10K seeking an extension of time to file our 2004 Form 10-KSB.

On April 8, 2005, we filed an amended extension NT-10K/A related to our 2004 Form 10-KSB filing.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES


The Company was billed for audit services rendered by the independent auditors $50,000 and $22,500 during 2004 and 2003, respectively. No Audit-Related fees or Tax fees were incurred by the Company. The Board of Directors reviewed and discussed the Company's audited financial statements for the fiscal year ended December 31, 2004, with management and the independent auditors.

                                   SIGNATURE


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed by the undersigned, thereunto duly authorized.



Date:  April 19, 2005

                                         By:  /s/  John C. Paulsen
                                            --------------------------------
                                                   John C. Paulsen
                                                   Chief Executive Officer



                                         By:  /s/  Harley Luplow
                                            --------------------------------
                                                   Harley Luplow
                                                   Principal Financial Officer




Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                         Title                           Date
---------                         -----                           ----
/s/  John C. Paulsen              Chief Executive Officer,        April 19, 2005
-----------------------------     Chairman of the Board
     John C. Paulsen              and principal


/s/  Harley Luplow                Financial and Accounting        April 19, 2005
-----------------------------     Officer
     Harley Luplow

                                 EXHIBIT INDEX


Exhibit No.         Description
-----------         -----------

21                  Subsidiaries of eNucleus, Inc.

23.1                Consent of Danziger & Hochman.

31 Certification of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                 eNUCLEUS, INC.
                        Consolidated Financial Statements
                        (Stated in United States Dollars)

                                December 31, 2004
                                 eNUCLEUS, INC.

                                      INDEX

                                December 31, 2004



                                                                        PAGE


2004 INDEPENDENT AUDITORS' REPORT                                        F-1

2002 INDEPENDENT PUBLIC ACCOUNTANTS' REPORT                              F-2


CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets - Statement I                       F-3

         Consolidated Statements of  Shareholders' Equity
             (Deficit)- Statement II                                  F-4 - F-5

         Consolidated Statements of Operations - Statement III           F-6

         Consolidated Statements of Cash Flows - Statement IV            F-7


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            F-8 - F-17

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of:
eNUCLEUS, INC.

We have audited the accompanying consolidated balance sheets of eNUCLEUS, INC. as at December 31, 2004 and 2003, and the consolidated statements of operations, shareholders' equity , and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The Company's consolidated financial statements for the year ended December 31, 2002 were audited by other auditors whose report dated March 28, 2003 is attached.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at December 31, 2004 and 2003, and the results of its operations and their cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in note 2 to the consolidated financial statements, the Company continues to incur negative cash flow from operations and must continue to fund their working capital needs. Additionally, the Company will need to negotiate payment terms with some if its creditors. There can be no assurance that the Company will reach agreement with these parties or be able to satisfy their indebtedness in a timely manner acceptable to them. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Toronto, Ontario
April 13, 2005                                            Chartered Accountants

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



Palos Heights, Illinois
March 28, 2003                                          Bujan & Associates, Ltd.





eNUCLEUS, INC.                                                                 Statement I
Consolidated Balance Sheets
(Stated in United States Dollars)
As at December 31, 2004
==========================================================================================

                                                                    2004          2003
                                                                 -----------   -----------
ASSETS
    Current
        Cash                                                     $    45,800   $        78
        Accounts receivable                                        1,039,133          --
        Prepaid expenses                                              13,098        16,039
                                                                 -----------   -----------

                                                                   1,098,031        16,117
                                                                 -----------   -----------
    Other
        Due from Applitech Solution, Ltd. (note 3c and note 4)       242,352          --
        Property and equipment (note 5)                            1,615,203        19,786
        Intangible assets (note 6)                                   897,118          --
                                                                 -----------   -----------

                                                                 $ 3,852,704   $    35,903
                                                                 ===========   ===========

LIABILITIES
    Current
        Accounts payable and accrued expenses                    $ 1,085,298   $   310,405
        Notes payable (note 7)                                        70,957       156,861
        Deferred revenue                                              38,632          --
                                                                 -----------   -----------

                                                                   1,194,887       467,266
                                                                 -----------   -----------
    Long-term
        Notes payable (note 7)                                       698,032       345,246
                                                                 -----------   -----------

                                                                   1,892,919       812,512
                                                                 -----------   -----------


SHAREHOLDERS' EQUITY (DEFICIT) - Statement II
    Common stock (note 8)                                             26,999        95,278
    Preferred stock (note 8)                                            --           1,454
    Additional paid-in capital                                    10,899,819     8,538,992
                                                                 -----------   -----------

                                                                  10,926,818     8,635,724

DEFICIT                                                          ( 8,967,033)  ( 9,412,333)
                                                                 -----------   -----------

                                                                   1,959,785   (  776,609)
                                                                 -----------   -----------

                                                                 $ 3,852,704   $    35,903
                                                                 ===========   ===========


{See accompanying notes.}                                                              F-3




eNUCLEUS, INC.                                                                        Statement II
Consolidated Statements of Shareholders' Equity (Deficit)
(Stated in United States Dollars)
For the Year Ended December 31, 2004
===================================================================================================



                                                    Preferred Stock              Common Stock
                                                 Shares        Amount        Shares        Amount
                                              -----------   -----------   -----------   -----------
Balance, December 31, 2001                           --     $      --            --     $      --

Issuance of common stock through the
exchange of old common stock (per Plan)              --            --       1,749,925         1,750
Issuance of common stock through
the exchange of creditor claims (per Plan)           --            --       2,764,114         2,764
Contributed capital from the
unexchanged stock and debt                           --            --            --            --
Issuance of common stock in
conjunction with debt financings                     --            --       5,542,400         5,542
Common stock issued upon
conversion of debt                                   --            --      12,046,433        12,047
Common stock issued for employment services          --            --       2,400,000         2,400
Common stock issued upon
exercise of options                                  --            --       7,000,000         7,000
Common stock issued for services provided            --            --       1,710,000         1,710
Issuance of common stock for acquisitions            --            --          50,000            50
Net loss                                             --            --            --            --
                                              -----------   -----------   -----------   -----------
Balance, December 31, 2002                           --            --      33,262,872        33,263

Issuance of common stock in
conjunction with debt financing                      --            --       1,687,512         1,690
Common stock issued for
employment services                                  --            --       3,425,000         3,425
Common stock issued for services provided            --            --       2,950,000         2,950
Common stock issued upon
conversion of debt                                   --            --      53,954,000        53,950
Preferred stock issued upon
conversion of debt                              1,453,779         1,454          --            --
Net loss                                             --            --            --            --
                                              -----------   -----------   -----------   -----------
BALANCE, December 31, 2003                      1,453,779   $     1,454    95,279,384   $    95,278
                                              ===========   ===========   ===========   ===========

                                                                                                F-4



eNUCLEUS, INC.                                                                          Statement II
Consolidated Statements of Shareholders' Equity (Deficit)
(Stated in United States Dollars)
For the Year Ended December 31, 2004  (Continued)
=====================================================================================================



                                                                 New        Additional
                                                 Equity        Paid-In     Accumulated
                                                Issuable       Capital       Deficit         Total
                                               ----------    -----------   -----------    -----------
Balance, December 31, 2001                      3,671,934           --     ($  202,394)   $ 3,469,540

Issuance of common stock through the
exchange of old common stock (per Plan)        (  874,963)       873,213          --             --
Issuance of common stock through
the exchange of creditor claims (per Plan)     (1,382,057)     1,379,293          --             --
Contributed capital from the
unexchanged stock and debt                     (1,414,914)     1,414,914          --             --
Issuance of common stock in
conjunction with debt financings                     --             --            --            5,542
Common stock issued upon
conversion of debt                                   --        2,556,514          --        2,568,561
Common stock issued for employment services          --             --            --            2,400
Common stock issued upon
exercise of options                                  --           25,000          --           32,000
Common stock issued for services provided            --           12,690          --           14,400
Issuance of common stock for acquisitions            --            7,450          --            7,500
Net loss                                             --             --      (5,757,628)    (5,757,628)
                                              -----------    -----------   -----------    -----------
Balance, December 31, 2002                           --        6,269,074    (5,960,022)       342,315


Issuance of common stock in
conjunction with debt financing                      --           71,310        73,000
Common stock issued for
employment services                                  --           70,525          --           73,950
Common stock issued for services provided            --          149,800          --          152,750
Common stock issued upon
conversion of debt                                   --          659,922          --          713,872
Preferred stock issued upon
conversion of debt                                   --        1,318,361          --        1,319,815
Net loss                                             --             --      (3,452,311)    (3,452,311)
                                              -----------    -----------   -----------    -----------
BALANCE, December 31, 2003                    $      --      $ 8,538,992   ($9,412,333)   ($  776,609)
                                              ===========    ===========   ===========    ===========


(See accompanying notes)                                                                   F-4 (Con't)




eNUCLEUS, INC.                                                                          Statement III
Consolidated Statements of Shareholders' Equity (Deficit)
(Stated in United States Dollars)
For the Year Ended December 31, 2004
=====================================================================================================



                                                    Preferred Stock               Common Stock
                                                 Shares         Amount        Shares        Amount
                                              -----------    -----------    ----------    -----------
Balance, January 1, 2004                        1,453,779    $     1,454    95,279,384    $    95,278

Common share reverse stock split                     --             --     (85,751,445)  (     85,751)
Issuance of shares for Frontier acquisition          --             --         200,000            200
Issuance of shares for TAK acquisition               --             --         650,000            650
Issuance of common stock issued upon
    conversion of debt                               --             --           2,500              3
Common stock issued for employment
    services                                         --             --         466,400            467
Common stock issued for services provided            --             --         530,000            530
Preferred stock issued for cash                   361,112            362          --             --
Preferred stock issued for services                90,000             90          --             --
Conversion of preferred shares to common
    shares                                     (1,904,891)   (     1,906)   11,640,784         11,641
Warrants issued for cash                             --             --       1,203,705          1,203
Issue of common shares for cash                      --             --       2,777,777          2,778
Stock options issued                                 --             --            --             --
Net income                                           --             --            --             --
                                              -----------    -----------    ----------    -----------

BALANCE, December 31, 2004                           --      $      --      26,999,105    $    26,999
                                              ===========    ===========    ==========    ===========





eNUCLEUS, INC.                                                                        Statement III
Consolidated Statements of Shareholders' Equity (Deficit)
(Stated in United States Dollars)
For the Year Ended December 31, 2004  (Continued)
====================================================================================================



                                                 New        Additional
                                                Equity        Paid-In     Accumulated
                                               Issuable       Capital       Deficit         Total
                                              -----------   -----------   -----------    -----------
Balance, January 1, 2004                      $      --     $ 8,538,992   ($9,412,333)   ($  776,609)

Common share reverse stock split                     --          85,751          --             --
Issuance of shares for Frontier acquisition          --         101,800          --          102,000
Issuance of shares for TAK acquisition               --         298,350          --          299,000
Issuance of common stock issued upon
    conversion of debt                               --          16,124          --           16,127
Common stock issued for employment
    services                                         --         109,533          --          110,000
Common stock issued for services provided            --         135,108          --          135,638
Preferred stock issued for cash                      --         324,638          --          325,000
Preferred stock issued for services                  --          89,910          --           90,000
Conversion of preferred shares to common
    shares                                           --     (     8,166)         --            1,569
Warrants issued for cash                             --         119,167          --          120,370
Issue of common shares for cash                      --       1,006,782          --        1,009,560
Stock options issued                                 --          81,830          --           81,830
Net income                                           --            --         445,300        445,300
                                              -----------   -----------   -----------    -----------

BALANCE, December 31, 2004                    $      --     $10,899,819   ($8,967,033)   $ 1,959,785
                                              ===========   ===========   ===========    ===========

(See accompanying notes)                                                                 F-5 (Con't)




eNUCLEUS, INC.                                                             Statement III
Consolidated Statement of Operations
(Stated in United States Dollars)
For the Year Ended December 31, 2004
========================================================================================


                                                 2004           2003            2002
                                             ------------    ------------   ------------
REVENUE
    Licences and servicing fees (note 2)     $  3,204,456    $    577,574   $    285,687
                                             ------------    ------------   ------------

OPERATING EXPENSES                              2,209,394       1,032,618      1,150,115
                                             ------------    ------------   ------------

INCOME (LOSS) BEFORE THE UNDERNOTED               995,062    (    455,044)  (    864,428)
                                             ------------    ------------   ------------

Depreciation and amortization expense             770,319         150,965        375,621
Net reorganization expense                         21,795       1,171,680      4,517,579
Net income from Tendercity (notes 2 and 4)  (     242,352)           --             --
Write off of goodwill                                --         1,674,622           --
                                             ------------    ------------   ------------


NET INCOME (LOSS) FOR THE YEAR               $    445,300    ($ 3,452,311)  ($ 5,757,628)
                                             ============    ============   ============

BASIC AND DILUTED
NET INCOME (LOSS) PER COMMON SHARE           $       0.02    ($      0.07)  ($       .25)
                                             ============    ============   ============


WEIGHTED AVERAGE OF COMMON
SHARES OUTSTANDING - BASIC
AND DILUTED                                    19,606,805     51,687,983      23,006,248
                                             ============    ===========    ============

                                                                                     F-6



eNUCLEUS, INC.                                                                          Statement IV
Consolidated Statement of Cash Flows
(Stated in United States Dollars)
For the Year Ended December 31, 2004
=====================================================================================================

                                                                2004          2003           2002
                                                             -----------   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss) for the year - Statement III           $   445,300   ($3,452,311)   ($5,757,628)
    Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities
            Transfer of accounts receivable for assets      (  1,365,636)         --             --
            Non-cash reorganization expense                         --       1,171,680      4,517,579
            Shares issued in consideration of services           335,638        73,950           --
            Write off of goodwill                                   --       1,674,622           --
            Depreciation and amortization                        770,319       150,965        375,624
        Changes in operating assets and liabilities
            Changes in deferred revenue                           38,632          --             --
            Change in due from Applitech Solution, Ltd.      (   242,352)         --             --
            Changes in accounts receivable                   ( 1,039,133)       54,893         14,154
            Changes in prepaid expenses                            2,941        21,935    (   113,374)
            Changes in payables and accrued expenses             774,893   (   414,554)       368,041
                                                             -----------   -----------    -----------

Net cash from (used in) operating activities                 (   279,398)  (   718,820)   (   595,604)
                                                             -----------   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of intangible assets                            (   640,436)         --            --
    Purchase of property and equipment                       (   772,383)  (     8,883)         --
                                                             -----------   -----------    -----------
Net cash from (used in) investing activities                 ( 1,412,819)  (     8,883)         --
                                                             -----------   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Changes in notes payable                                     266,882   (   791,122)       567,728
    Share issue in consideration for debt conversion              16,127     1,513,971         32,000
    Shares and warrants for cash                               1,454,930          --             --
                                                             -----------   -----------    -----------
Net cash from (used in) financing activities                   1,737,939       722,849        599,728
                                                             -----------   -----------    -----------


NET INCREASE (DECREASE) IN CASH                                   45,722   (     4,854)         4,124

CASH, BEGINNING OF YEAR                                               78         4,932            808

                                                             -----------   -----------    -----------

CASH, END OF YEAR                                            $    45,800   $        78    $     4,932
                                                             ===========   ===========    ===========


Non-cash activities
    Purchase of intangible assets                            $   345,904
    Stock options issued for asset acquisition                    81,830
    Shares for asset acquisition                                 401,000



eNUCLEUS, INC.
Notes to the Consolidated Financial Statements
(Stated in United States Dollars)
December 31, 2004
================================================================================

1.   NATURE OF OPERATIONS
     --------------------

     eNucleus, Inc. ("eNucleus" or the "Company") is a next generation software and managed hosting company. eNucleus' business strategy is to acquire companies that have proprietary software applications that fulfill core and niche business processes.

     The consolidated financial statements present the accounts of eNucleus, Inc. and its wholly-owned subsidiaries, Financial ASPx, Inc., Supply Chain ASPx, Inc., Alliance Net, Inc. and Frontier Technologies, Inc. The consolidated entities will hereinafter be referred to as the Company. All significant intercompany accounts and transactions have been eliminated.

     On November 6, 2003, eNucleus received its final decree from the United States Bankruptcy Court for the Northern District of Illinois, successfully concluding the Company's restructuring and emergence from bankruptcy. The final balance of liabilities and debt the Company will assume has not been determined.

2.   SIGNIFICANT ACCOUNTING POLICIES
     -------------------------------

     Going Concern Issue

     These consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the measurement and classification of the recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company, in 2004, showed an operating profit after several years of operating losses. The Company's ability to realize its assets and discharge its liabilities in the normal course of business is dependent upon continued profitability. The Company is also dependent on an infusion of equity from potential shareholders. The Company is currently attempting to obtain additional financing from its existing shareholders and other strategic investors to continue its operations. However, there can be no assurance that the Company will obtain sufficient additional funds from these sources.

     These conditions cause substantial doubt about the Company's ability to continue as a going concern. A failure to continue, as a going concern, would require that stated amounts of assets and liabilities be reflected on a liquidation basis that could differ from the going concern basis.

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

eNUCLEUS, INC.
Notes to the Consolidated Financial Statements
(Stated in United States Dollars)
December 31, 2004
================================================================================


2.   SIGNIFICANT ACCOUNTING POLICIES, (continued)
     --------------------------------

     Property and Equipment

     Property and equipment are stated at cost and depreciated on a declining balance basis over their respective estimated useful lives. Maintenance and repairs are charged to expense as incurred. Intangible Assets- Defined Life Client lists and customer contracts are recorded at cost. Amortization is provided over a two year term on a straight line basis. Client lists are reviewed annually for impairment. When evaluating whether or not a client list is impaired, the Company compares the fair market value of the reporting unit to which the asset is assigned to its' carrying amount. If the carrying amount exceeds its' fair value, then the amount of the impaired loss must be measured. The impairment loss would be calculated by comparing the implied fair value of the reporting unit to its' carrying amount. The client list was evaluated as at December 31, 2004 and the Company determined that there was no impairment.

     Fair Value of Financial Instruments

     The Company's estimate of cash, accounts receivable, prepaid expenses, note and accounts payable and deferred revenue approximates the carrying value. Income Taxes Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities.

     Stock Option Plans

     Stock-based compensation to employees and non-employees are accounted for using a fair value method of accounting. This method requires the estimated fair value of the stock-based compensation to be recognized in earnings. As such, compensation expense is recorded on the date of grant based on the fair market value of the stock and expensed in the period which the option was granted.

eNUCLEUS, INC.
Notes to the Consolidated Financial Statements
(Stated in United States Dollars)
December 31, 2004
================================================================================


2.   SIGNIFICANT ACCOUNTING POLICIES, (continued)
     --------------------------------

     Revenue Recognition

     Services
     --------

     The Company recognizes revenue upon providing a service or making delivery to its' clients. Billings made or payments received in advance of providing services are deferred until the period those services are provided. Certain contracts include up-front charges for installation or other set up services. These are deferred and recognized ratably over the contract terms. Certain contracts with customers may contain service level commitments, which may require the Company to provide credits if required service level commitments are not met. These amounts, if any, are accounted for in cost of sales.

     License Agreements and Sales of Source Code
     -------------------------------------------

     The Company recognizes revenues from license agreements each month over the term of the license agreements. Support revenues from customers who purchase premium support offerings are recognized ratably over the term of the support contract. Consulting services and training revenues are accounted for separately from license and support revenues because these services have value to the customer on a standalone basis and there is objective and reliable evidence of the fair value of the undelivered elements. Consulting revenues are recognized upon completion of the contacts that are of short duration (generally less than 60 days) and as the services are rendered for contracts of longer duration. In the case of sales of source codes, revenue is recognized in the period in which the transactions occurred as long as all of the obligations relating to such transaction have been completed in such period.

     Multi-Year Licenses
     -------------------

     Revenue from multi-year software licensing arrangements is accounted for as subscriptions, with billings recorded as unearned revenue and recognized as revenue ratably over the billing coverage period. Revenue for retail packaged products, products licensed to original equipment manufacturers
     (OEMs), and select sales of certain source code of a software product is generally recognized as products are shipped, with a portion of the revenue recorded as unearned due to undelivered elements including, in some cases, free post-delivery telephone support or the right to receive unspecified upgrades/enhancements on a when-and-if-available basis for a period of time. Unearned revenue due to undelivered elements is recognized ratably over the service period specified or estimated product life.

eNUCLEUS, INC.
Notes to the Consolidated Financial Statements
(Stated in United States Dollars)
December 31, 2004
================================================================================


2.   SIGNIFICANT ACCOUNTING POLICIES, (continued)
     --------------------------------

     Multiple Deliverables and Extended Payment Contracts
     ----------------------------------------------------

     Revenue is recognized only when all of the following conditions are satisfied: (1) There is persuasive evidence of an arrangement. This criterion can be demonstrated by a signed agreement, or by the existence of a purchase order or similar document related to the software; (2) The service or product has been provided to the customer. This criterion is satisfied if the agreement provides an acceptance period of less than 30 days. Where software is delivered electronically, delivery occurs when the customer either actually downloads the software, or has been provided access that would allow it to immediately access the software; (3) The collection of fees is probable. This element is generally satisfied unless the purchaser's cancellation or refund rights extend beyond thirty days; and (4) The amount of fees to be paid by the customer is fixed or determinable. This criterion is met if (a) the fees due under the agreement are to be paid in less than twelve months and the warranties are routine, short-term and relatively minor; or (b) the transaction involves a "Large License Deal" (priced at or over $200,000) where extended-payment contracts are used for beyond a 12 month period.


3.   ACQUISITIONS
     ------------

     a) On January 21, 2004 the Company, through its' wholly-owned subsidiary, Financial ASPx, Inc., acquired the operating assets and assumed the operating liabilities of Primewire Inc., a company that provides internet solutions in the area of employee benefits and administration. The results of operations for Primewire Inc. have been included in the financial statements of the Company from the date of acquisition. The acquisition has been accounted for using the purchase method as follows:

                   Intangible assets (customers contracts)        $    792,893
                   Software                                            801,774
                   Accounts receivable                                  29,529
                   Accounts payable                              (      32,124)
                   Deferred revenue                              (     176,437)
                                                                  ------------
                                                                  $  1,415,635
                                                                  ============

          The Company paid for this acquisition by transferring $915,635 in accounts receivable (as described below) and by payment of the sum of $100,000 to Primewire Inc..

eNUCLEUS, INC.
Notes to the Consolidated Financial Statements
(Stated in United States Dollars)
December 31, 2004
================================================================================

3.   ACQUISITIONS, (continued)
     -------------

          In May of 2004, eNucleus notified Primewire of its' intent to set-off amounts against its' purchase price of the Primewire assets pursuant to several alleged breaches of the contract. As a direct result of Primewire's alleged defaults under the Agreement, eNucleus and Financial ASPx filed for arbitration to mitigate damages and attempt to reduce the purchase price of the acquired assets. Under the terms of settlement reached in December 2004, eNucleus has agreed to pay Primewire $400,000, assign certain accounts receivable and return certain customer contracts. This combination of consideration represents the final amounts due under the asset purchase agreement and eliminates any adverse security interest in Primewire's assets. No payments have yet been made against this amount and management is still negotiating the final settlement. Collected receivables to be assigned to Primewire are being held in trust by the Company's solicitors.

     b) On May 28, 2004, the Company, through its' wholly-owned subsidiary, Supply Chain ASPx, Inc., acquired the operating assets and assumed the operating liabilities of TAK Acquisition Co. a company that provides internet enabled solutions to suppliers, marketers and customers in the petroleum business. The results of operations for TAK Acquisition Co. have been included in the financial statements of the Company from the date of acquisition. The acquisition has been accounted for using the purchase method as follows:

          Software                                                $ 352,005
          Equipment                                                  52,423
          Accounts receivable                                        79,241
          Accounts payable and deferred salaries                 (  102,839)
                                                                  ---------
                                                                  $ 380,830
                                                                  =========
          The Company paid for this acquisition by issuing to the vendor, common stock and common stock options in the total amount of $380,830. In addition, the TAK Group has the ability to earn an additional 150,000 shares if they meet certain milestones within the first twelve months.

     c) On August 1, 2004, the Company purchased all of the issued and outstanding stock of Frontier Technologies Inc. a Singapore-based company formerly owned and operated by Applitech Solution, Ltd., that provides IT professional services and solutions for business. The results of operations for Frontier Technologies have been included in the financial statements of the Company from the date of acquisition. The acquisition has been accounted for using the purchase method as follows:

                   Property and equipment                 $  19,534
                   Intangible assets                        447,904
                   Accounts payable                      (  365,438)
                                                          ---------

                                                          $ 102,000
                                                          =========
eNUCLEUS, INC.
Notes to the Consolidated Financial Statements
(Stated in United States Dollars)
December 31, 2004
================================================================================


3.   ACQUISITIONS (continued)
     ------------

          The Company paid for this acquisition by issuing to the vendor, common stock in the amount of $102,000. Frontier is also entitled to receive additional stock based on an earn-out of three and a half times the 2005 net income.


4.   DUE FROM APPLITECH SOLUTION, LTD.
     ---------------------------------

     During the year, the Company entered into negotiations to acquire the customer contracts, accounts receivable and the software of Tendercity, a business to government portal, from Applitech Solution, Ltd. in exchange for 250,000 shares of the Company's common stock. As the asset transfer could not be completed on a timely basis, the Company entered into a preliminary agreement in which Applitech continues to operate Tendercity using its' own resources and has agreed to remit the net income of Tendercity to the Company less one half of any such net income (which will be retained by Applitech Solution, Ltd.) to a maximum of $2,000,000. No payments are due to the Company until January 31, 2006, however, as at December 31, 2004 the reported net income of Tendercity was $489,904 and the amount due to the Company was $242,352.

5.   PROPERTY AND EQUIPMENT
     ----------------------

     Property and equipment consist of the following:

                                           Accumulated        Net Book Value
                                  Cost     Depreciation     2004         2003
                                  ----      ----------      ----         ----
     Computer equipment        $  151,689   $   43,145   $  108,544   $   19,786
     Software                   1,636,362      163,634    1,472,728         --
     Furniture and fixtures        40,976        9,223       31,753         --
     Leaseholds                     9,866        7,688        2,178
                               ----------   ----------   ----------   ----------

                               $1,838,893   $  223,690   $1,615,203   $   19,786
                               ==========   ==========   ==========   ==========
eNUCLEUS, INC.
Notes to the Consolidated Financial Statements
(Stated in United States Dollars)
December 31, 2004
================================================================================


6.   INTANGIBLE ASSETS
     -----------------

     The intangible assets include client lists and customer contracts.

     Opening balance                                   2004            2003
                                                       ----            ----

     Acquisition during the year
         Frontier Technologies (note 3(c))         $   447,904      $      --
         Primewire Inc. (note 3(a))                    792,893             --
         Acquisition costs                             240,436             --
                                                   -----------      -----------

                                                     1,481,233             --
     Amortization                                      584,115             --
                                                   -----------      -----------

                                                   $   897,118      $      --
                                                   ===========      ===========


7.   NOTES PAYABLE
     -------------

     As of December 31, 2004 the Company's total long-term debt outstanding was as follows:


                                                        2004          2003
                                                        ----          ----
     Congruent Ventures LLC (a)                      $    --          90,681
     I.R.S. and other state tax departments (b)        577,037       219,474
     Duke-Weeks Realty (c)                             141,952       141,952
     Other notes payable (d)                            50,000        50,000
                                                      --------      --------
                                                       768,989       502,107
     Less:  Current portion                          (  70,957)    ( 156,861)
                                                      --------      --------

                                                      $698,032      $345,246
                                                      ========      ========

     (a) Congruent Ventures LLC is owed $90,681 relating to the Bank of America loan settlement through the plan of reorganization which it paid on behalf of eNucleus, Inc. This loan is senior secured debt and was repaid during the year.

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

eNUCLEUS, INC.
Notes to the Consolidated Financial Statements
(Stated in United States Dollars)
December 31, 2004
================================================================================


7.   NOTES PAYABLE (continued)
     -------------

     (c) Duke Realty Limited Partnership is a 3-year note payable with the previous landlord of the Company in the amount of its total allowed claim of approximately $142,000. Monthly payments of $1,000 are due with the first payment in each year due of $10,000. The final payment will include the remaining outstanding principal plus accrued interest. No payments have been made against this note.

     (d) A note payable to an unsecured claimant prior to the Company's filing of bankruptcy, who in accordance with the Plan of Reorganization, elected to take a Junior Secured Note on the portion of the unsecured claim. Such note accrues interest at 12% per annum with principal and interest due in twenty-four months from the date of issuance. No payments have been made against this note.

8.   STOCKHOLDERS' EQUITY
     --------------------

     Authorized
         100,000,000 common shares with a par value of $0.001
           20,000,000 preferred stock with a par value of $0.001
     Issued                                                        2004    2003
                                                                   ----    ----
           26,999,105 common shares (2003 - 95,279,384)           26,999  95,278
                 Nil preferred stock (2003 - 1,453,779)             --     1,454

9.   STOCK OPTIONS
     -------------

     The Company has adopted a stock option plan accounted for under SFAS No. 123 and related interpretations. The Company expenses the difference between the fair market value of the shares on the option date and the option price.

     On November 6, 2003 the Company granted 3,500,000 options to the following:

     a) Director, for future services at $.019 which equal the fair market value of the shares at November 6, 2003 and expire 1 year after they have vested. The shares vest as follows:

                  November 6, 2004              500,000
                  November 6, 2005              500,000
                  November 6, 2006              500,000
                                              ---------
                                              1,500,000
                                              =========
eNUCLEUS, INC.
Notes to the Consolidated Financial Statements
(Stated in United States Dollars)
December 31, 2004
================================================================================

9.   STOCK OPTIONS (continued)
     -------------

     b) Management, for future services at $.019 which equals the fair market value of the shares at November 6, 2003 and expire 1 year after they have vested. The shares vest as follows:

                  November 6, 2004              500,000
                  November 6, 2005              500,000
                  November 6, 2006              500,000
                                              ---------
                                              1,500,000
                                              =========

     c) Management, for future services at $.019 which equals the fair market value of the shares at November 6, 2003 and expire 1 year after they have vested. The shares vest as follows:

                  November 6, 2004              150,000
                  November 6, 2005              175,000
                  November 6, 2006              175,000
                                                -------
                                                500,000
                                                =======

10.  WARRANTS
     --------

     During the year, 4,703,706 warrants were issued and the total warrants at December 31, 2004 were 6,000,000 (2003 - 2,500,000). The warrants expire between August 2008 and July 2009 and the strike price is between $0.20 to $1.00.


11.  BASIC LOSS PER SHARE
     --------------------

     Basis net loss per share figures are calculated using the weighted average number of common shares outstanding computed on a daily basis.


12.  INCOME TAXES
     ------------

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

eNUCLEUS, INC.
Notes to the Consolidated Financial Statements
(Stated in United States Dollars)
December 31, 2004
================================================================================


12.  INCOME TAXES (continued)
     ------------

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


13.  COMPARTIVE FIGURES
     ------------------

     Certain amounts in the 2003 and 2002 financial statements have been reclassified to conform with the basis of presentation in 2004.