Form 10KSB/A
period 2004-12-31
ENUCLEUS INC
filed 2005-04-20
CIK 761034

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



                                            Year ended December 31,
                                                    2004                              2003
                                              Amount           Percent            Amount            Percent
                                            ----------       ----------         ----------        ----------

Revenue                                     $3,204,456          100.0%            $577,574          100.0%

Operating expenses                           2,209,394           69.0%           1,022,313          177.0%
Interest and other income                         --              --                10,305            1.8%
Depreciation and
amortization expense                           770,319           24.0%             150,965           26.1%
--------------------                        ----------        ----------        ----------        ----------

Net gain (loss) from operations                224,743            7.0%            (606,009)        -104.9%

Net reorganization expense                      21,795            0.7%           1,171,680         1581.3%
Net income from TenderCity                    (242,352)          -7.6%                --              --
Write off of goodwill                             --              --             1,674,622          289.9%

Net income (loss)                              445,300           13.9%         ($3,452,311)        -597.7%
                                            ==========        ==========        ==========        ==========

Basic and diluted net income
(loss) per common share                          $0.02                              ($0.07)
                                               =======                             =======

Weighted average shares
outstanding -                               19,606,805                          51,687,983
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



Net reorganization expenses. Costs incurred by the company include professional fees, court costs and other expenses associated with the Chapter 11 proceedings as well as fees incurred in its restructuring of its business. During 2004 and as a result of the emergence from bankruptcy, the Company incurred reorganization and restructuring expenses. Net expenses totalling $22,000 includes additional professional fees and a write-off of fixed assets offset by adjustments in settling outstanding liabilities.

Net income. Our net Income was $445,000 for 2004 compared to a loss of $3,542,000 in 2003. Excluding the impact of certain non-cash and non-recurring expenses, including the bankruptcy related expenses and depreciation, net income was $1,237,000 in 2004 compared to a net loss of $445,000 in 2003. This reduction of loss is a result of the Company's continued cost containment and reduction efforts, increased sales efforts of its products and a result of profitable acquisitions.




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


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table contains certain information with respect to our directors and executive officers:


-------------------- -------- -----------------------------------------
Name                    Age   Position as of the year ended 12/31/04
-------------------- -------- -----------------------------------------
John C. Paulsen         42    Chairman of the Board/Director, Chief
                              Executive Officer, and Secretary
-------------------- -------- -----------------------------------------
Dhru Desai              43    President/Director
-------------------- -------- -----------------------------------------
Harley Luplow           48    Chief Financial Officer
-------------------- -------- -----------------------------------------
Randy Edgerton          51    Executive Vice President
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



--------------------------------------------------------------------------------
Summary Compensation Table
--------------------------------------------------------------------------------
--------------------------- ------- ------------ -----------  -----------------
                                                                 All Other
Name and Principal Position   Year    Salary ($)  Bonus ($)   Compensation ($)
---------------------------   ----   ----------   ---------   ----------------
--------------------------- ------- ------------ ----------- ------------------
John C. Paulsen,              2004      57,692           0                  0
Chief Executive Officer,      2003           0
and  Secretary                2002      98,000
--------------------------- ------- ------------ ----------- ------------------
Dhru Desai, President,        2004      57,692           0                  0
principal
--------------------------- ------- ------------ ----------- ------------------
Harley Luplow,                2004      31,538           0                  0
Financial Officer
--------------------------- ------- ------------ ----------- ------------------
Randy Edgerton, Executive     2004      69,231           0                  0
Vice President
--------------------------- ------- ------------ ----------- ------------------
Scott Voss, President(1)      2003           0           0                  0
                              2002      36,000           0                  0
--------------------------- ------- ------------ ----------- ------------------
(1) President until October, 2003.



The following table summarizes the individual grants of stock options made during the most recent fiscal year to the individuals who served as our named executive officers.




Summary Option Grants in Last Fiscal Year Table

----------------- ------------- --------------- -------------
                      Date          Exercise        Total
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