Form 10KSB/A
period 2004-12-31
ENUCLEUS INC
filed 2005-04-22
CIK 761034

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                  FORM 10-KSB/A2


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




/s/  DANZIGER & HOCHMAN
-----------------------------
     DANZIGER & HOCHMAN






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