Form 10KSB/A
period 2003-12-31
ENUCLEUS INC
filed 2005-05-16
CIK 761034

COMMISSION
                             Washington, D.C. 20549
                               ------------------
                                  FORM 10-KSB/A

                                 AMENDMENT NO. 3



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

                                                  Restated
                                           Year ended December 31,
                                                    2003                              2002
                                               Amount          Percent            Amount          Percent
                                               ------          -------            ------          -------
Revenue                                       $577,574          100.0%            $285,687         100.0%

Operating expenses                           1,022,313(1)       177.0%           1,153,272         403.7%
Interest and other income                                         1.8%              (3,157)          -1.1%
                                                10,305
Depreciation and
amortization expense                           150,965          26.1%              375,621          131.5%
--------------------                         ---------        --------          ----------          ------

Net loss from operations                     (606,009)         -104.9%          (1,240,049)        -434.1%

Net reorganization expense                   1,171,680(2)       202.9%           4,517,579        1581.3%
Write off of goodwill                        1,674,622(3)       289.9%                -               -

Net loss                                    (3,452,311)         -597.7%        ($5,757,628)       -2015.4%
                                             ==========        ========         ===========      =========

Basic and diluted net loss per
common share                                    ($0.07)                             ($0.25)
                                                ======                              ======

Weighted average shares
outstanding-                                51,687,983                          23,006,248
 basic and diluted                          ==========                          ==========
Year 2003 restatements:
(1)  Write of of barter and bad debt increased Operating expense by $41,901.
(2)  Revaluation of stock issued to Arnstein & Lehr for bankruptcy related services increased Net reorganization expense by $274,498.
(3)  Write off of impaired goodwill in the amount of $1,674,622.



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


Date:  May 2, 2005
                                            By:  /s/  John C. Paulsen
                                               --------------------------------
                                                      John C. Paulsen
                                                      Chief Executive Officer








Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                       Title                               Date
---------                       -----                               ----

/s/  John C. Paulsen            Chief Executive Officer             May 2, 2005
                                Chairman of the Board



/s/  Harley Luplow              Principal Financial                 May 2, 2005
                                and Accounting Officer

EXHIBIT INDEX


Exhibit No.         Description

21                  Subsidiaries of eNucleus, Inc.

23.1                Consent of Danziger and Hochman, Chartered Accountants

31.1 Certification of Chief Executive Officer pursuant to Section302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                 eNUCLEUS, INC.
                                    Restated
                        Consolidated Financial Statements
                        (Stated in United States Dollars)
                                December 31, 2003
                                 eNUCLEUS, INC.

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





Toronto, Ontario                                           Danziger and Hochman
May 2, 2005                                            Chartered Accountants

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



Palos Heights, Illinois
March 28, 2003                                          Bujan & Associates, Ltd.

Restated
eNUCLEUS, INC.                                                       Statement I
Consolidated Balance Sheet
(Stated in United States Dollars)
As at December 31, 2003
--------------------------------------------------------------------------------

                                                          2003         2002
                                                       ----------   ----------
ASSETS
    Current
        Cash                                           $       78   $    4,932
        Accounts receivable                                  --  (1)    54,893
        Prepaid expenses                                   16,039       37,974
                                                       ----------   ----------

                                                           16,117(2)    97,799
                                                       ----------   ----------
    Other
        Property and equipment (note 4)                    19,786      491,430
        Goodwill and other intangibles, net (note 5)         --  (3) 1,771,274
                                                       ----------   ----------

                                                       $   35,903   $2,360,503
                                                       ==========   ==========

LIABILITIES
    Current
        Accounts payable                               $   42,792   $  272,798
        Accrued expenses                                  267,613      452,161
        Notes payable (note 6)                            156,861      425,540
                                                       ----------   ----------

                                                          467,266    1,150,499
                                                       ----------   ----------
    Longterm
        Notes payable (note 6)                            345,246      867,689
                                                       ----------   ----------

                                                          812,512    2,018,188
                                                       ----------   ----------

SHAREHOLDERS' EQUITY (DEFICIT) - Statement II
    Common stock (note 6)                                  95,278(4)    33,263
    Preferred stock (note 6)                                1,454         --
    Additional paid-in capital                          8,538,992(5) 6,269,074
                                                       ----------   ----------

                                                        8,635,724    6,302,337

DEFICIT                                                (9,412,333)  (5,960,022)
                                                       ----------   ----------

                                                       (  776,609)     342,315
                                                       ----------   ----------

                                                       $   35,903   $2,360,503
                                                       ==========   ==========

Year 2003 restatements:
(1)  Write off Bad debt for a decrease of $16,900
(2)  Write off of Prepaid barter for a decrease of $24,999
(3)  Write off of impaired goodwill for a decrease of $1,674,622
(4)  Restated at 2003 pre-split value (prior to reverse on for ten share msplit)
(5)  Revaluation of stock transaction for bankruptcy related services



Contingency (note 14)

{See accompanying notes.}                                               Page 3



Restated
eNUCLEUS, INC.
Statement II
Consolidated Statements of Shareholders' Equity (Deficit)
(Stated in United States Dollars)
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
                                              ===========   ===========   ===========   ===========

                                                                                             Page 4



eNUCLEUS, INC.
Statement II
Consolidated Statements of Shareholders' Equity (Deficit)
(Stated in United States Dollars)
For the Year Ended December 31, 2003
------------------------------------------------------------------------------------------------------



                                                  New         Additional
                                                 Equity        Paid-In     Accumulated
                                                Issuable       Capital       Deficit        Total
                                              -----------    -----------   -----------    -----------
Balance, November 1, 2001 (predecessor)       $ 3,671,934    $      --     $      --      $ 3,671,934

Net loss                                             --             --     (   202,394)   (   202,394)

Balance, December 31, 2001                      3,671,934           --     (   202,394)   $ 3,469,540

Issuance of common stock through the
exchange of old common stock (per Plan)       (   874,963)      873,213           --             --

Issuance of common stock through
the exchange of creditor claims (per Plan)     (1,382,057)     1,379,293          --             --

Contributed capital from the
unexchanged stock and debt                     (1,414,914)     1,414,914          --             --

Issuance of common stock in
conjunction with debt financings                     --             --            --            5,542

Common stock issued upon
conversion of debt                                   --        2,556,514          --        2,568,561

Common stock issued for employment services          --             --            --            2,400

Common stock issued upon
exercise of options                                  --           25,000          --           32,000

Common stock issued for services provided            --           12,690          --           14,400

Issuance of common stock for acquisitions            --            7,450          --            7,500

Net loss                                             --             --      (5,757,628)    (5,757,628)


                                              -----------    -----------   -----------    -----------
Balance, December 31, 2002                           --        6,269,074    (5,960,022)       342,315

Issuance of common stock in
conjunction with debt financings                     --           71,310          --           73,000

Common stock issued for
employment services                                  --           70,525          --           73,950

Common stock issued for services provided            --          149,800          --          152,750

Common stock issued upon
conversion of debt                                   --          659,922(1)       --          713,872

Preferred stock issued upon
conversion of debt                                   --        1,318,361          --        1,319,815

Net loss                                             --             --      (3,452,311)    (3,452,311)

BALANCE, December 31, 2003                    $      --      $ 8,538,992   ($9,412,333)   ($  776,609)
                                              ===========    ===========   ===========    ===========

Restated: (1)  Revaluation of stock transaction for bankruptcy related services

(See accompanying notes)                                                                 Page 4(Con't)





Restated
eNUCLEUS, INC.                                                     Statement III
Consolidated Statement of Operations
(Stated in United States Dollars)
For the Year Ended December 31, 2003
----------------------------------------------------------------------------------------
                                                                             Two Months
                                                                               Ending
                                                 2003           2002             2001
----------------------------------------------------------------------------------------
REVENUE                                     $    577,574    $   285,687     $     26,981
                                            ------------    ------------    ------------

EXPENSES
    Operating expenses                         1,022,313(1)    1,153,272         159,970
    Interest and other income                     10,305      (    3,157)          6,841
    Depreciation and amortization expense        150,965         375,621          62,564
                                            ------------    ------------    ------------

                                               1,183,583       1,525,736         229,375
                                            ------------    ------------    ------------

Loss before the undernoted                    (  606,009)     (1,240,049)    (  202,394)
                                            ------------    ------------    ------------

Net reorganization expense                     1,171,680(2)    4,517,579            --

Write off of goodwill                          1,674,622(3)         --              --
                                            ------------    ------------    ------------

NET LOSS FOR THE YEAR                       ($ 3,452,311)   ($ 5,757,628)    ($  202,394)
                                            ============    ============    ============


NET LOSS PER COMMON SHARE                   ($      0.07)   ($       .25)   ($      0.01)
                                            ============    ============    ============

WEIGHTED AVERAGE OF COMMON
SHARES OUTSTANDING                            51,687,983      23,006,248      20,009,898
                                            ============    ============    ============

Year 2003 restatements:

(1)  Write off of barter and bad debt increased Operating expense by $41,901
(2) Revaluation of stock issued to Arnstein & Lehr for bankruptcy related services increased Net reorganization expense by $274,498
(3)  Write off of impaired goodwill in the amount of $1,674,622


(See accompanying notes)                                                          Page 5




Restated
eNUCLEUS, INC.                                                                         Statement IV
---------------------------------------------------------------------------------------------------
Consolidated Statement of Cash Flows
(Stated in United States Dollars)
For the Year Ended December 31, 2003
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