Form 10QSB/A
period 2004-03-31
ENUCLEUS INC
filed 2005-05-16
CIK 761034

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                  FORM 10-QSB/A2


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

                                  231/242-1126
               --------------------------------------------------
              (Registrant's telephone number, including area code)



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

             As of March 31, 2004, the number of common stock shares
                 outstanding is approximately 17,719,333 shares.


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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

FORM 10-QSB SIGNATURE PAGE



PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                                    Restated
                                 eNUCLEUS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                         March 31,     December 31,
                                                            2004          2003
                                                        (unaudited)
ASSETS:
Current Assets
Cash                                                    $    49,198    $        78
Accounts receivable                                         313,901(1)        --
Other current assets                                         11,828(2)      16,039
                                                        -----------    -----------
Total current assets                                        374,927         16,117
                                                        -----------    -----------

Property and equipment, net                                 434,984(3)      19,786
Goodwill and other intangibles, net                            --  (4)        --
Other assets                                                200,000           --
                                                        -----------    -----------
Total assets                                            $ 1,009,911    $    35,903
                                                        ===========    ===========

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Notes payable                                           $   156,861    $   156,861
Accounts payable                                             49,421         42,792
Accrued expenses                                            489,479(5)     267,613
                                                        -----------    -----------
Total current liabilites                                    695,761        467,266
                                                        -----------    -----------
Long term liabilities                                       345,246        345,246
                                                        -----------    -----------
Total Liabilities                                         1,041,007        812,512
                                                        -----------    -----------

Preferred stock  $0.001 par value, 10,000,000 shares
authorized,
  Series A -- 1,453,779 shares issued and outstanding          --            1,454
  Series B  -- 277,778 shares issued and outstanding            278(6)
Common stock, $0.001 par value, 100,000,000 shares
authorized, 17,719,333 and 9,527,938 shares issued
and outstanding, respectively                                17,719(7)       9,528
Additional paid-in capital                                8,973,883(8)   8,624,742
Accumulated deficit                                      (9,022,976)    (9,412,333)
                                                        -----------    -----------
Total stockholder's equity                                  (31,096)      (776,609)
                                                        -----------    -----------

                                                        -----------    -----------
Total liabilities and stockholders' equity              $ 1,009,911    $    35,903
                                                        ===========    ===========

Notes for restatements:
(1)  Write off of $16,900 of a bad debt at yearend 2003
(2)  Write off of $25,000 of Prepaid barter at yearend 2003
(3)  Reclassified $416,300 from goodwill in 1st quarter 2004
(4) Write off of goodwill inpaired from 2003 - $1,674,622; reclassified goodwill to fixed assets in 1st quarter of 2004 - $416,300; and added depreciation expense in 1st quarter 2004 - $14,578 for a downward adjusted total of $2,105,500
(5) Booking error adjustment of $40,917 for tax accrual on employee compensation
(6)  Reduced by $140 for preferred shares not issued
(7)  Increased by $447 to correct share issue entry in wrong quarter
(8)  Increase of $134,778 consisting of a revalued stock transaction +$274,500;
     stock compensation reclassified to 3rd quarter 2004 - $30,000; employee stock compensation reclassified to 3rd quarter 2004 - $80,000; reversed entry of employee stock compensation - $30,000; and revalued common stock transactions +$278.



        See accompanying notes to condensed unaudited financial statements.

                                    Restated
                                 eNUCLEUS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three Months,  Three Months,
                                                       Ending         Ending
                                                      March 31,      March 31,
                                                        2004           2003

Revenue                                             $    628,357   $    211,814


Operating expenses                                       223,360(1)     306,520
Stock based compensation expense                            --  (2)     148,000
Net reorganization expense                                  --            7,465
Depreciation and amortization expense                     15,680(3)      37,486
                                                    ------------   ------------
Operating income (loss)                                  389,357       (287,657)

Interest and other income (expense)                           40         (8,290)
Income tax expense                                          --             --
                                                    ------------   ------------
Net Income (loss)                                   $    389,357   $   (295,947)
                                                    ============   ============


Basic and diluted net loss common share             $       0.03   $      (0.01)
                                                    ============   ============

Weighted average shares outstanding - basic and
diluted                                               13,790,566     37,962,872
                                                    ============   ============

Notes for restatements:
(1)  Reclassify employee compensation to 2nd quarter of 2004
(2)  Reclassify employee compensation to 3rd quarter of 2004
(3)  Revalue fixed assets and change in life years for a net change of $14,578



   See accompanying notes to condensed unaudited financial statements.



                                            Restated
                                          eNUCLEUS, INC.
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)

                                                                     Three Months     Three Months
                                                                        Ending           Ending
                                                                       March 31,        March 31,
                                                                         2004             2003

Cash flow from operating activities                                   $ 389,357         $(295,947)

Net loss
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities
  Depreciation and amortization expense                                  15,680            37,486
  Compensation expense related to issuance of equity securities            --             148,000
  Changes in operating assets and liabilities                          (605,917)           49,941
                                                                      ---------         ---------
Net cash used in operating activities                                  (200,880)          (60,520)
                                                                      ---------         ---------

Cash flow from investing activities
  Capital expenditures
                                                                           --              (9,387)
                                                                      ---------         ---------
Net cash used in investing activities
                                                                           --              (9,387)
                                                                      ---------         ---------

Cash flow from financing activities
  Proceed from notes payable, net
                                                                           --              90,228
  Proceeds from sale of preferred stock                                 250,000
                                                                      ---------         ---------
Net cash provided by financing activities                               250,000            90,228
                                                                      ---------         ---------

Increase (decrease) in cash                                              49,120            20,321
Cash, beginning of period                                                    78             4,932

                                                                      ---------         ---------
Cash, end of period                                                   $  49,198         $  25,253
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


As a result of the reverse split approve on February 18, 2004, the Series A Preferred Stock shares issued were converted into approximately 7.7 million shares of common stock in accordance with its mandatory conversion feature.



During the first quarter 2004, the Company also issued approximately 500,000 shares of common stock for settlement and conversion of certain liabilities outstanding.


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

Note 7.     Acquisitions


On January 21, 2004 the Company, through its' wholly-owned subsidiary, Financial
ASPx, Inc., acquired the operating assets and assumed the operating liabilities of Primewire Inc., a company that provides internet solutions in the area of employee benefits and administration. The results of operations for Primewire
Inc. have been included in the financial statements of the Company from the date of acquisition

In May of 2004, eNucleus notified Primewire of its' intent to set-off amounts against its purchase price of the Primewire assets pursuant to several alleged breaches of the contract. As a direct result of Primewire's alleged defaults under the Agreement, eNucleus and Financial ASPx filed for arbitration to mitigate damages and attempt to reduce the purchase price of the acquired assets. Under the terms of settlement reached in December 2004, eNucleus has agreed to pay Primewire $400,000, assign certain accounts receivable and return certain customer contracts. This combination of consideration represents the final amounts due under the asset purchase agreement and eliminates any adverse security interest in Primewire's assets. No payments have yet been made against this amount and management is still negotiating the final settlement. Collected receivables to be assigned to Primewire are being held in trust by the Company's solicitors.

Restated
Unaudited Proforma Consolidated Statement of
Operations
For the Year Ending December 31, 2003


                                                                        Acquired Company
                                                                        ----------------
                                                            eNucleus,      Prime Wire      Proforma       Proforma
                                                              Inc.        (unaudited)    Adjustments(1)
                                                          ------------    ------------    -----------   ------------
Revenue                                                   $    577,574    $  2,429,992           --     $  3,007,566


Operating expenses                                           1,022,313       2,681,812           --        3,704,125
Interest and other income                                       10,305         124,140           --          134,445
Depreciation and amortization expense                          150,965         940,885           --        1,091,850
                                                          ------------    ------------    -----------   ------------
Operating loss                                                (606,009)     (1,316,845)          --       (1,922,854)


Net reorganization expense                                   1,171,680            --             --        1,171,680
Write off of goodwill                                        1,674,622            --             --        1,674,622
                                                          ------------    ------------    -----------   ------------
Net loss                                                  $(13,452,311)   $ (1,316,845)   $      --     $ (4,769,156)
                                                          ============    ============    ===========   ============

Basic and diluted net loss common share                   $      (0.07)           --             --     $      (0.09)
                                                          ============    ============    ===========   ============

Weighted average shares outstanding - basic and diluted     51,678,983            --             --       51,687,983
                                                          ============    ============    ===========   ============


NOTES TO UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL DATA


(1) The acquisition has been accounted for using the purchase method as follows:


Intangible assets (customers contracts)       $  792,893
Software                                         801,774
Accounts receivable                               29,529
Accounts payable                                ( 32,124)
Deferred revenue                                (176,437)
                                              $1,415,635

(2) The Company paid for this acquisition by transferring $915,635 in accounts receivable and by payment of the sum of $100,000 to Primewire Inc..

(3) The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.



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


     Operating expenses. For the first quarter 2004, operating expenses decreased approximately $84,000 to $222,000 from $306,000 in the first quarter 2003. The decrease in operating expenses is a result of managements continued efforts in cost containment.

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


     Depreciation and amortization expense. Depreciation and amortization expense decreased $21,000 to $16,000 in the three months of 2004 as compared to $37,000 in the three months of 2003. The decrease was primarily a result of the write off of the majority of fixed assets as a result of the restructuring. The Company closed facilities and wrote off unrealizable value in fixed assets upon the disposal or sale of items of over $1.1 million of fixed assets in conjunction with the close of our Atlanta data center facility in the fourth quarter 2002 and approximately $330,000 during 2003 due to the devaluation and disposal of equipment.

     Interest and other income/expenses. Interest and other expenses in the first quarter 2003 represents interest accruing on post-petition borrowings and notes payable arising from the reorganization.

     Net Income. Our first quarter of 2004 resulted in net income of $389,000, primarily resulting from the favorable impact of the sale of software source code to Online Benefits. Our net loss in the first quarter 2003 was $296,000. Excluding the impact of certain non-cash and non-recurring expenses, including stock based compensation and expenses, the bankruptcy related expenses, and depreciation, earnings were $405,000 in the first quarter 2004.

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


As a result of the reverse split approve on February 18, 2004, the Series A Preferred Stock shares issued were converted into approximately 7.7 million shares of common stock in accordance with its mandatory conversion feature. During the first quarter 2004, the Company also issued approximately 500,000 shares of common stock for settlement and conversion of certain liabilities outstanding.


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