Form 10QSB/A
period 2004-06-30
ENUCLEUS INC
filed 2005-05-16
CIK 761034

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

As of June 30, 2004, the number of common stock shares outstanding is approximately 22,496,160 shares.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

FORM 10-QSB SIGNATURE PAGE



PART I

                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                                    Restated
                                 eNUCLEUS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          June 30,     December 31,
                                                            2004           2003
                                                         (unaudited)
ASSETS:
Current Assets
Cash                                                    $    12,209    $        78
Accounts receivable                                         983,218(1)        --
Other current assets                                         98,169(2)      16,039
                                                        -----------    -----------
Total current assets                                      1,093,596         16,117
                                                        -----------    -----------

Property and equipment, net                                 804,289(3)      19,786
Goodwill and other intangibles, net                            --  (4)        --
Other assets                                                200,000           --
                                                        -----------    -----------
Total assets                                            $ 2,097,885    $    35,903
                                                        ===========    ===========

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Notes payable                                           $   156,861    $   156,861
Accounts payable                                            185,201         42,792
Accrued expenses                                            504,047(5)     267,613
                                                        -----------    -----------
Total current liabilites                                    846,109        467,266
                                                        -----------    -----------

Long term liabilities                                       345,246        345,246
                                                        -----------    -----------
Total Liabilities                                         1,191,355        812,512
                                                        -----------    -----------

Preferred stock  $0.001 par value, 10,000,000 shares
authorized,
  Series A -- 1,453,779 shares issued and outstanding          --            1,454
Common stock, $0.001 par value, 100,000,000 shares
authorized, 22,496,160 and 9,527,938 shares issued
and outstanding, respectively                                22,496(7)       9,528
Additional paid-in capital                                9,588,618(8)   8,624,742
Accumulated deficit                                      (8,704,584)    (9,412,333)
                                                        -----------    -----------

Total stockholder's equity                                  906,530       (776,609)
                                                        -----------    -----------

                                                        -----------    -----------
Total liabilities and stockholders' equity              $ 2,097,885    $    35,903
                                                        ===========    ===========

Notes for restatements:
(1)  Write off of $16,900 of bad debt at yearend 2003
(2)  Write off of $25,000 of Prepaid barter at yearend 2003
(3) Additional depreciation expense 1st quarter of $14,578 and 2nd quarter of $4,676, total adjustment of $19,254.
(4)  Write off of $1,674,622 of impaired good will at yearend 2003
(5) Booking error adjustment of $40,917 for tax accrual and employee compensation
(6) Reduction for preferred shares not issued of $140, and preferred share correction of +$2, for net change of -$138.
(7) Increase by $336 due to correct shares issued previously booked in wrong period.
(8)  Increase of $185,686 consisting of: revaluation of 2003 stock transaction
     +$274,500; employee stock compensation reclassified to 3rd quarter -
     $80,000; reversal of employee stock compensation in 1st quarter - $30,000;
     and revaluation of common stock transactions +21,186.

        See accompanying notes to condensed unaudited financial statements.





                                                                         Restated
                                                                      eNucleus, Inc.
                                                  Condensed Consolidated Statements of Operations
                                                                       (Unaudited)

                                           Three Months,   Three Months,    Six Months,     Six Months,
                                              Ending         Ending           Ending          Ending
                                             June 30,       June 30,         June 30,        June 30,
                                               2004           2003             2004            2003


  Revenue                                  $    825,469    $    226,553    $  1,453,826    $    438,367
                                           ------------    ------------    ------------    ------------


  Operating expenses                            469,448(1)      318,228         692,808         624,748
  Stock based compensation expense                 --            94,000            --           242,000
  Net reorganization expense                       --            15,265            --            22,730
  Depreciation and amortization expense          37,569(2)       37,487          53,249          74,973
                                           ------------    ------------    ------------    ------------

  Operating Income (Loss)                       318,452        (238,427)        707,769        (526,084)
                                           ------------    ------------    ------------    ------------

 Interest & Other Income (expense)                  (59)         (7,066)            (19)        (15,356)

 Income tax expense                                --              --              --              --
                                           ------------    ------------    ------------    ------------

 Net Income (loss)                         $    318,393    $   (245,493)   $    707,750    $   (541,440)
                                           ============    ============    ============    ============

  Basic diluted net loss common share      $       0.02    $      (0.01)   $       0.04    $      (0.01)
                                           ============    ============    ============    ============

  Weighted average shares outstanding
  - basic and diluted                        20,057,179       4,428,859      16,945,988       4,013,554
                                           ============    ============    ============    ============

Notes for restatements:
(1) Reclassify employee compensation from 1st quarter 2004 and revalue stock expense
(2)  Revalue fixed assets and change in life years for a net change of $4,676



See accompanying notes to condensed unaudited financial statements.




                                             Restated
                                          eNUCLEUS, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)



                                                                       Six Months     Six Months
                                                                         Ending         Ending
                                                                        June 30,       June 30,
                                                                          2004           2003

Cash flow from operating activities                                   $   707,750    $  (541,440)

Net loss
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities
  Depreciation and amortization expense                                    53,249         74,973
  Compensation expense related to issuance of equity securities              --          242,000
  Changes in operating assets and liabilities                          (1,237,822)       139,225
                                                                      -----------    -----------
Net cash used in operating activities                                    (476,823)       (85,242)

Cash flow from investing activities
  Capital expenditures                                                     (6,416)       (21,271)
                                                                      -----------    -----------
Net cash used in investing activities                                      (6,416)       (21,271)
                                                                      -----------    -----------

Cash flow from financing activities
  Proceeds from notes payable, net                                           --          108,894
  Proceeds from sale of preferred stock                                   325,000           --
  Proceeds from sale of common stock                                      170,370           --
                                                                      -----------    -----------
Net cash provided by financing activities                                 495,370        108,894
                                                                      -----------    -----------
Increase (decrease) in cash                                                12,131          2,381
Cash, beginning of period                                                      78          4,932
                                                                      -----------    -----------

Cash, end of period                                                   $    12,209    $     7,313
                                                                      ===========    ===========

Non cash investing and financing activities:
  Stock issued to affect acquisition                                  $   292,500
  Fair value of tangible assets acquired                                  144,760
  Fair value of liabilities assumed                                       122,347
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


At the beginning of the quarter the company had 17,719,333 common shares outstanding and 277,778 preferred shares outstanding.

During the second quarter 2004, 358,889 shares of Series A preferred stock was converted into 1,805,509 shares of common stock pursuant to a mandatory conversion feature. During the second quarter 2004, 363,334 shares of Series B preferred stock was converted into 925,928 shares of common stock pursuant to a mandatory conversion feature.

During the second quarter 2004, the Company privately sold 83,334 shares of Series B preferred stock at a price of $0.90 per share along with a warrant to purchase 277,777 shares of common stock at an exercise price of $0.30 per share.


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


As of June 30, 2004 the Company has approximately 22,496,160 common shares and 137,778 Series B preferred shares issued and outstanding. Additionally, the company has 2,500,000 Series A preferred warrants exercisable at $1.00 per share.


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

Intangible assets (customers contracts)      $   792,893
Software                                         801,774
Accounts receivable                               29,529
Accounts payable                              (   32,124)
Deferred revenue                              (  176,437)
                                             -----------
                                              $1,415,635

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

On May 28, 2004, the Company, through its' wholly-owned subsidiary, Supply Chain ASPx, Inc., acquired the operating assets and assumed the operating liabilities of TAK Acquisition Co. a company that provides internet enabled solutions to suppliers, marketers and customers in the petroleum business. The results of operations for TAK Acquisition Co. have been included in the financial statements of the Company from the date of acquisition. The acquisition has been accounted for using the purchase method as follows:

          ----------------------------------------------- ----------
          Software                                        $ 352,005
          ----------------------------------------------- ----------
          Equipment                                          52,423
          ----------------------------------------------- ----------
          Accounts receivable                                79,241
          ----------------------------------------------- ----------
          Accounts payable and deferred salaries           (102,839)
                                                           ---------
          ----------------------------------------------- ----------
                                                          $ 380,830
          ----------------------------------------------- ----------

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

          Operating expenses. For the second quarter 2004, operating expenses increased approximately $151,000 to $469,000 from $318,000 in the second quarter 2003. For the first and second quarter 2004, operating expenses increased approximately $68,000 to $693,000 from $625,000 in the first and second quarter 2003. The majority of the increase relates to the salaries and other operating expenses associated with the Tak acquisition.

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


          Depreciation and amortization expense. Depreciation and amortization expense increased $1,000 to $38,000 in the second quarter of 2004 as compared to $37,000 in the second quarter of 2003.


          Interest and other income/expenses. Interest and other expenses in the second quarter 2003 represents interest accruing on post-petition borrowings and notes payable arising from the reorganization.


          Net Income. Our second quarter of 2004 resulted in net income of $318,000. Our net loss in the second quarter 2003 was $245,000. Excluding the impact of certain non-cash and non-recurring expenses, including the bankruptcy related expenses, and depreciation, earnings were $407,327 in the second quarter 2004.


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


At the beginning of the quarter the company had 17,719,333 common shares outstanding and 277,778 preferred shares outstanding.

During the second quarter 2004, 358,889 shares of Series A preferred stock was converted into 1,812,009 shares of common stock pursuant to a mandatory conversion feature. During the second quarter 2004, 277,778 shares of Series B preferred stock was converted into 925,928 shares of common stock pursuant to a mandatory conversion feature.

During the second quarter 2004, the Company privately sold 83,334 shares of Series B preferred stock at a price of $0.90 per share along with a warrant to purchase 277,777 shares of common stock at an exercise price of $0.30 per share.


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


As of June 30, 2004 the Company has approximately 22,496,160 common shares issued and outstanding. Additionally, the company has 2,500,000 Series A preferred warrants exercisable at $1.00 per share.



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