Form 10QSB/A
period 2004-09-30
ENUCLEUS INC
filed 2005-05-16
CIK 761034

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


As of September 30, 2004, the number of common stock shares outstanding is approximately 26,753,930 shares.



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



                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                          Restated
                                       eNUCLEUS, INC.
                            CONDENSED CONSOLIDATED BALANCE SHEETS


                                                  September 30, 2004     December 31, 2003
                                                         (unaudited)

ASSETS:
Current Assets
Cash                                                    $    512,245          $         78
Accounts receivable                                          536,293(1)               --
Notes Receivable                                                --  (2)        --
Other current assets                                         323,371(3)             16,039
                                                        ------------          ------------
Total current assets                                       1,371,909                16,117
                                                        ------------          ------------
Property and equipment, net                                1,674,915(4)             19,786
Goodwill and other intangibles, net                        1,201,113(5)               --
Other assets                                                 200,000(6)              --
                                                        ------------          ------------
Total assets                                            $  4,447,937          $     35,903
                                                        ============          ============
LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities
Notes payable                                           $     66,180          $    156,861
Accounts payable                                             689,128                42,792
Accrued expenses                                           1,075,026(7)            267,613
                                                        ------------          ------------
Total current liabilities                                  1,830,334               467,266
                                                        ------------          ------------
Long term liabilities                                        345,246               345,246
                                                        ------------          ------------
Total Liabilities                                       $  2,175,580          $    812,512
                                                        ------------          ------------

Preferred stock $0.001 par value, 10,000,000 shares
Authorized:
  Series A -- 1,453,779 shares issued and outstanding           --                   1,454
                                                                              ------------

Common stock, $0.001 par value, 100,000,000 shares
Authorized: 26,108,837 and 9,527,938 shares issued

and outstanding, respectively                                 26,754(8)              9,528
Additional paid-in capital                                10,888,835(9)          8,624,742
Accumulated deficit                                       (8,643,232)           (9,412,333)
                                                        ------------          ------------
Total stockholder's equity                                 2,272,357             (776,609)
                                                        ------------          ------------
Total liabilities and stockholders' equity              $  4,447,937          $     35,903
                                                        ============          ============

Notes to restatements:
(1)  Net reduction of $357,025 consisting of a) write off of bad debt at YE 2003
     -$16,900; b) reclassification of a certain accounts receivable to other assets as an investment -$100,000; and c) reclassified a receivable assigned to PrimeWire in settlement of a dispute to intangible assets
     -$240,000.
(2) Transfer of $250,000 note payable to Prime Wire for partial settlement related to asset purchase agreement.
(3) Write off of $25,000 of Prepaid barter at yearend 2003, and reclassified funding expenses to 4th quarter +$35,242.


                                       3

(4) Downward adjustment of $784,749 consisting of a) additional depreciation of -$14,578 in the 1st quarter, -$4,676 in the 2nd quarter, and +$37,118 in the 3rd quarter; b) revaluation of software assets acquired with TAK Industries asset purchase +$86,330; and c) reclassification of software to intangible assets -$888,943.
(5) Increased Goodwill and other intangibles by $125,567 as a result of a) write off of impaired goodwill from the acquisition of Frontier Pte Ltd -$1,674,622; b) reclassification of account receivable assigned to PrimeWire in settlement +$240,125; c) reclassification of a note receivable to PrimeWire in settlement +$250,000; d) reclassification of software from fixed assets +$888,943; e) accrued liability for PrimeWire settlement +$400,000, f) reclassification from other assets concerning PrimeWire +$200,000; g) Frontier acquisition common stock grant not booked +$102,000; and h) additional depreciation expense for 3rd quarter -$280,879.
(6) Other assets decreased $100,000 by a) transferring a long term receivable to PrimeWire for partial settlement related to asset purchase agreement +$100,000 and b) reclassifying a certain receivable to Other assets -$200,000.
(7) Increase of $371,583 consisting of: a) +$400,000 for Prime Wire settlement accrual, b) tax adjustment of -$40,917; and c) +$12,500 audit fee accrual
(8)  Increased due to adjusting entries of a) $445 booked in wrong quarter, and
     b) $200 to adjust Frontier stock issued for acquisition.
(9) Increase of $518,821 attributed to a) revaluation of stock transactions in 2003 +$274,500; b) employee compensation reclassifications from 1st quarter of 2004 -$30,000; c) revaluation of acquired Frontier Pte Ltd +$20,949, d) revaluation of TAK Industries software assets +$86,330, e) ) Frontier acquisition common stock grant not booked +$101,800; f) reversal of common stock valuation adjustment +$30,000; and g) reclassification of funding expenses to 4th quarter +$35,242.



       See accompanying notes to condensed unaudited financial statements.

                                        3(a)



                                                          Restated
                                                       eNucleus, Inc.
                                       Condensed Consolidated Statements of Operations
                                                         (Unaudited)


                                                Three Months,        Three Months,        Nine Months,         Nine Months,
                                                    Ending              Ending               Ending               Ending
                                                September 30,        September 30,        September 30,        September 30,
                                                    2004                 2003                2004                 2003


Revenue                                          $ 1,023,446         $    130,747         $  2,477,272         $    569,114
                                                 -----------         ------------         ------------         ------------

Operating expenses                                   554,765(1)           259,400            1,247,573              892,648
Stock based compensation
expense                                               80,000(2)              --                 80,000              242,000
Net reorganization                                      --                  8,500                  --                22,730
expense
Depreciation and amortization
expense                                              345,053(3)            37,486              398,302              112,459
                                                ------------         ------------         ------------         ------------
Operating Income (Loss)                               43,628             (174,639)             751,397             (700,723)
                                                ------------         ------------         ------------         ------------
Interest & Other Income
(expense)                                             17,724               13,852               17,705               (1,504)
Income tax expense                                        --                   --                   --                   --
                                                ------------         ------------         ------------         ------------

Net Income (loss)                               $     61,352         $   (160,787)         $    769,102         $  (702,227)
                                                ============         ============         ============         ============
Basic diluted net loss common
share                                           $       0.00         $      (0.03)        $       0.04         $      (0.02)
                                                ============         ============         ============         ============

Weighted average shares
outstanding - basic and diluted                   24,286,796            4,825,838           19,411,762            4,287,291
                                                ============         ============         ============         ============

Notes for restatements:
(1)  Additional $12,500 in audit accrual
(2)  Additional $110,000 for reclassified employee compensation and associated revaluation of such stock
(3)  Revalue fixed assets and change in life years for a net increase of
     $243,761

                            See accompanying notes to condensed unaudited financial statements.


                                                             4



                                        Restated
                                     eNUCLEUS, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)



                                                            Nine Months    Nine Months
                                                              Ending         Ending
                                                            September 30,  September 30,
                                                               2004           2003

Cash flow from operating activities                         $   769,102    $  (702,227)

Net loss
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities
     Depreciation and amortization expense                      398,302        112,459
     Compensation expense related to issuance of equity
     securities                                                  80,000        242,000
     Changes in operating assets and liabilities             (2,201,689)       229,893
                                                            -----------    -----------
Net cash used in operating activities                          (954,285)      (117,875)

Cash flow from investing activities
     Capital expenditures                                       (13,237)       (21,271)
                                                            -----------    -----------
Net cash used in investing activities                           (13,237)       (21,271)
                                                            -----------    -----------

Cash flow from financing activities
     Borrowings (repayments) on Notes Payable, net              (90,681)       134,353
     Proceeds from sale of preferred stock                      325,000           --
     Proceeds from sale of common stock                       1,245,370           --
                                                            -----------    -----------
Net cash provided by financing activities                     1,479,689        134,353
                                                            -----------    -----------
Increase (decrease) in cash                                     512,167         (4,793)
Cash, beginning of period                                            78          4,932
                                                            -----------    -----------
Cash, end of period                                         $   512,245    $       139
                                                            ===========    ===========

Non cash investing and financing activities:
     Stock issued to affect acquisition                     $   317,500           --
     Fair value of tangible assets acquired                     570,683           --
     Fair value of liabilities assumed                          713,440           --
     Issuance of stock in exchange of debt                         --      $   140,000
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


On July 1, 2004 the company created a wholly owned subsidiary, eNucleus India, Inc. as a software and professional services organization operating in India. Pursuant to an asset acquisition, eNucleus India acquired an eGovernance software suite designed to meet the management and accounting requirements for government entities. Consideration paid consisted of 50,000 shares of eNucleus common stock and the assignment of certain contracts referred to in the company's second quarter 10Q report.


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

NOTE 4.   ACCOUNTS RECEIVABLE AND OTHER LONG TERM ASSETS


Accounts Receivable consists of $163,459 for eNucleus Inc. and $372,834 for the newly acquired Frontier Technologies Inc.


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


Other Long Term Assets of $200,000 represents amounts which are payable to the company beyond the current reporting period. In exchange for software and services performed by the company

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


At the beginning of the quarter the company had 22,496,160 common shares outstanding.

During the third quarter 250,000 shares were issued to facilitate the acquisition of software; 2,777,777 shares were issued to common stock purchasers; 92,593 shares were issued for warrants exercised; 266,400 shares issues for employment services; and 871,000 shares were issued pursuant to the company's reorganization plan.

As of September 30, 2004 the Company had approximately 26,753,930 common shares issued and outstanding. The company has 6,000,000 common stock warrants with 2,500,000 exercisable at $0.20 per share, 1,000,000 exercisable at $1.00 per share and 2,500,000 exercisable at $0.60 per share. Additionally, there are outstanding unvested options to purchase 3,750,000 shares of eNucleus common stock at a weighted average price of $0.22 per share which will vest over a three year period beginning November 6, 2004.


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

On May 28, 2004, the Company, through its' wholly-owned subsidiary, Supply Chain ASPx, Inc., acquired the operating assets and assumed the operating liabilities of TAK Acquisition Co. a company that provides internet enabled solutions to suppliers, marketers and customers in the petroleum business. The results of operations for TAK Acquisition Co. have been included in the financial statements of the Company from the date of acquisition. The acquisition has been accounted for using the purchase method as follows:

          ----------------------------------------------- -----------
          Software                                        $352,005
          ----------------------------------------------- -----------
          Equipment                                         52,423
          ----------------------------------------------- -----------
          Accounts receivable                               79,241
          ----------------------------------------------- -----------
          Accounts payable and deferred salaries          (102,839)
                                                          --------
          ----------------------------------------------- -----------
                                                          $380,830
          ----------------------------------------------- -----------

The Company paid for this acquisition by issuing to the vendor, common stock and common stock options in the total amount of $380,830. In addition, the TAK Group has the ability to earn an additional 150,000 shares if they meet certain milestones within the first twelve months.

On July 1, 2004 the company created a wholly owned subsidiary, eNucleus India, Inc. as a software and professional services organization operating in India. Pursuant to an asset acquisition, eNucleus India acquired an eGovernance software suite designed to meet the management and accounting requirements for government entities. Consideration paid consisted of 50,000 shares of eNucleus common stock and the assignment of certain the Genesis Travel contracts referred to in the company's second quarter 10Q report.

On August 1, 2004, the Company purchased all of the issued and outstanding stock of Frontier Technologies Inc. a Singapore-based company formerly owned and operated by Applitech Solution, Ltd., that provides IT professional services and solutions for business. The results of operations for Frontier Technologies have been included in the financial statements of the Company from the date of acquisition. The acquisition has been accounted for using the purchase method as follows:

          --------------------------------------------- --------------
          Property and equipment                        $  19,534
          --------------------------------------------- --------------
          Intangible assets                               447,904
          --------------------------------------------- --------------
          Accounts payable                               (365,438)
                                                         --------
          --------------------------------------------- --------------
          --------------------------------------------- --------------
                                                        $ 102,000
                                                        ---------
          --------------------------------------------- --------------

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


Operating expenses. For the third quarter 2004, operating expenses increased approximately $296,000 to $555,000 from $259,000 in the third quarter 2003. For the first nine months of 2004, operating expenses increased approximately $355,000 to $1,248,000 from $893,000 in the first nine months 2003. The majority of the increase relates to the salaries and other operating expenses associated with the eNucleus India, Inc. and Frontier Technologies, Inc. acquisitions and the addition of corporate personnel.


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


Depreciation and amortization expense. Depreciation and amortization expense increased $308,000 to $345,000 in the third quarter of 2004 as compared to $37,000 in the third quarter of 2003.


Interest and other expenses in the third quarter 2003 represents interest accruing on post-petition borrowings offset by a $22,000 adjustment reflected from a settlement in interest due and payable achieved with one of our creditors.


Net Income. Our third quarter of 2004 resulted in net income of $ 61,000. Our net loss in the third quarter 2003 was $161,000. Excluding the impact of certain non-cash and non-recurring expenses, including stock based compensation and expenses, the bankruptcy related expenses, and depreciation, earnings were approximately $486,000 in the third quarter 2004.


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


At the beginning of the quarter the company had 22,496,160 common shares outstanding.

During the third quarter 250,000 shares were issued to facilitate the acquisition of software; 2,777,777 shares were issued to common stock purchasers; 92,593 shares issues for warrants exercised; 266,400 shares issued for employment services; and 871,000 shares were issued pursuant to the reorganizion plan.

As of September 30, 2004 the Company has approximately 26,753,930 common shares issued and outstanding. Additionally, the company has 6,000,000 common stock warrants with 2,500,000 exercisable at $0.20 per share, 1,000,000 exercisable at $1.00 per share and 2,500,000 exercisable at $0.60 per share. Additionally, there are outstanding unvested options to purchase 3,750,000 shares of eNucleus common stock at a weighted average price of $0.22 per share which will vest over a three year period beginning November 6, 2004.


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