Form 10QSB
period 2005-03-31
ENUCLEUS INC
filed 2005-05-17
CIK 761034

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                  FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2005


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
              (Registrant's telephone number, including area code)

Check whether the Registrant (l) filed all reports required to be filed by
Section 13 or 15(d) of the Securities and Exchange Act during the past 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
         -----  -----

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No
                                                 -----  -----

As of March 31, 2005, the number of common stock shares outstanding is approximately 28,974,028 shares.

   Transitional Small Business Disclosure Format (check one) Yes     No  X
                                                                -----  -----

                                                                           Page
                        PART I -- FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


o    Condensed Consolidated Balance Sheets as of March 31, 2005              3
     (Unaudited) and December 31, 2004.

o    Condensed Consolidated (Unaudited) Statements of Operations             4
     for the three months ended March 31, 2005, and March 31, 2004.

o    Condensed Consolidated (Unaudited) Statements of Cash Flows             5
     for the three months ended March 31, 2005 and 2004

o    Notes to Condensed Consolidated (Unaudited) Financial Statements.       6


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION        10
          AND RESULTS OF OPERATIONS

ITEM 3.   CONTROLS AND PROCEDURES                                            13


                                     PART II

                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                  13

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                          13

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                    14

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                14

ITEM 5.   OTHER INFORMATION                                                  14

ITEM 6.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     14

ITEM 7.   EXHIBITS AND REPORTS ON FORM 8-K                                   14

FORM 10-QSB SIGNATURE PAGE                                                   15



                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                                  eNUCLEUS, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS



                                                        March 31,     December 31,
                                                          2005            2004
                                                      (unaudited)

ASSETS:

Current Assets
Cash                                                  $     16,075    $     45,800
Accounts receivable                                      1,467,348       1,039,133
Prepaid expenses                                            43,289          13,098
                                                      ------------    ------------
Total current assets                                     1,526,712       1,098,031
                                                      ------------    ------------

Due from Applitech Solution, Ltd.                          747,966         242,352
Property and equipment                                   1,525,823       1,615,203
Intangible assets                                          712,842         897,118
                                                      ------------    ------------
Total assets                                          $  4,513,343    $  3,852,704
                                                      ============    ============

LIABILITIES & STOCKHOLDER'S EQUITY

Current Liabilities
Accounts payable and accrued liabilities              $  1,453,584    $  1,085,298
Notes payable                                               86,197          70,957
Deferred revenue                                            36,674          38,632
                                                      ------------    ------------
Total current liabilities                                1,576,455       1,194,887
                                                      ------------    ------------

Long term liabilities                                      770,080         698,032

                                                      ------------    ------------
Total Liabilities                                        2,346,535       1,892,919
                                                      ------------    ------------

Common stock, $0.001 par value, 100,000,000 shares          28,974          26,999
authorized, 28,974,028 and 26,999,105 shares issued
and outstanding, respectively
Additional paid-in capital                              11,094,237      10,899,819
Accumulated deficit                                     (8,956,403)     (8,967,033)
                                                      ------------    ------------
Total stockholder's equity                               2,166,808       1,959,785
                                                      ------------    ------------

                                                      ------------    ------------
Total liabilities and stockholder's equity            $  4,513,343    $  3,852,704
                                                      ============    ============


       See accompanying notes to condensed unaudited financial statements.

                                         3

                                 eNucleus, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                                   Three Months    Three Months
                                                      Ending          Ending
                                                     March 31,       March 31,
                                                       2005            2004
Revenue
  From operations                                  $    665,302    $    628,357
  Other revenue                                         355,614
Operating expenses                                      714,939         223,360

                                                   ------------    ------------
Income (Loss) Before The Undernoted                     305,977         404,997

Depreciation and amortization expense                   274,576          15,680
Interest and other income (expense)                      20,771             (40)

                                                   ------------    ------------
Net Income (loss)                                  $     10,630    $    389,357
                                                   ============    ============

Basic and diluted net income common share          $       0.00    $       0.03
                                                   ============    ============

Weighted average shares outstanding - basic
 and diluted                                         28,102,071      13,790,566
                                                   ============    ============


       See accompanying notes to condensed unaudited financial statements.


                                 eNUCLEUS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                         Three Months  Three Months
                                                            Ending        Ending
                                                           March 31,     March 31,
                                                             2005          2004

Cash flow from operating activities
Net income                                                 $  10,630    $ 389,357

Adjustments to reconcile net income to net cash provided
by (used in) operating activities
  Depreciation and amortization                              274,576       15,680
  Shares issued in settlement of liabilities                  48,860         --
  Changes in operating assets and liabilities               (517,089)    (605,917)

                                                           ---------    ---------
Net cash used in operating activities                       (183,023)    (200,880)
                                                           ---------    ---------

Cash flow from investing activities
  Capital expenditures                                          --           --
                                                           ---------    ---------
Net cash from (used in) investing activities                    --           --
                                                           ---------    ---------

Cash flow from financing activities
  Changes in notes payable                                      --           --
  Proceeds from sale of common stock                         150,000         --
  Proceeds from sale of preferred stock                         --        250,000
                                                           ---------    ---------
Net cash from (used in) financing activities                 150,000      250,000
                                                           ---------    ---------

Net increase (decrease) in cash                              (33,023)      49,120

Cash, beginning of period                                     49,098           78

                                                           ---------    ---------
Cash, end of period                                           16,075       49,198
                                                           =========    =========


       See accompanying notes to condensed unaudited financial statements.

                                         5

                                 eNUCLEUS, INC.
        NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS
                                 March 31, 2005


NOTE 1.   GENERAL

Description of Business

Operationally, the company provides proprietary supply chain software applications, technologies and solutions to the Global 1000 and SME market. The Company's current software and service applications span 22 countries in five continents in multiple languages.

For accelerated growth, eNucleus has focused on acquiring profitable supply chain software applications that are demonstrated leaders in their vertical markets and enjoy strong customer loyalty.

Strategy: Deliver applications that are concentrated on innovating and accelerating the supply chain business process.

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

Intangible assets (customers contracts)      $   792,893
Software                                         801,774
Accounts receivable                               29,529
Accounts payable                              (   32,124)
Deferred revenue                              (  176,437)
                                             -----------
                                             $ 1,415,635

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

          Software                                       $  352,005
          Equipment                                          52,423
          Accounts receivable                                79,241
          Accounts payable and deferred salaries          ( 102,839)
                                                         ----------
                                                         $  380,830

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

On August 1, 2004, the Company purchased all of the issued and outstanding stock of Frontier Technologies Inc. a Singapore-based company formerly owned and operated by Applitech Solution, Ltd., it provides IT professional services and solutions for business. The results of operations for Frontier Technologies
(renamed to eNucleus Pte. Ltd.) have been included in the financial statements of the Company from the date of acquisition. The acquisition has been accounted for using the purchase method as follows:

          Property and equipment                          $  19,534
          Intangible assets                                 447,904
          Accounts payable                                 (365,438)
                                                          ---------
                                                          $ 102,000

The Company paid for this acquisition by issuing to the vendor, common stock in the amount of $102,000. Frontier shareholders are also entitled to receive additional stock or cash, at the Company's option, based on an earn-out of three and a half times the 2005 net income.

In 2004 the Company entered into negotiations to acquire the customer contracts, accounts receivable and the software of Tendercity, a business to government portal, from Applitech Solution, Ltd. in exchange for 250,000 shares of the Company's common stock. As the asset transfer could not be completed on a timely basis, the Company entered into a preliminary agreement October 1, 2004 in which Applitech continues to operate Tendercity using its' own resources and has agreed to remit the net income of Tendercity to the Company less one half of any such net income (which will be retained by Applitech Solution, Ltd.) to a maximum of $2,000,000. No payments are due to the Company until January 31, 2006, however, as at December 31, 2004 the reported net income of Tendercity was $489,904 and the amount due to the Company was $242,352.

On May 4, 2005 the Company, through its wholly owned subsidiary eNucleus India
Solutions Pte., entered into an asset purchase agreement with Applitech
Solutions, Ltd. This agreement supplemented the October 2004 Tendercity agreement (see above) with additional assets from Applitech Solutions Ltd., including customer contracts, accounts receivable and software. Purchase consideration consists of one million shares of common stock (500,000 common shares due at close of agreement and the remaining shares are unvested contingent upon achievement of certain revenue achievement), a payment equal to one half the net earnings collected in 2005 up to $2.5 million (calculated and payable after the 2005 10-KSB is filed in 2006), and 350,000 warrants.

eNucleus, Inc.
Unaudited Proforma Consolidated Statements Of Operations
For The Three Months Ending March 31, 2005

                                                               Acquired
                                                                Company
                                                                -------
                                             eNucleus, Inc.    Applitech       Proforma
                                              (unaudited)     (unaudited)
Revenue
  From Operations                             $    665,302    $  1,622,527   $  2,287,829
Operating expenses                                 714,939         911,319      1,626,258

                                              ------------    ------------   ------------
Income (Loss) Before The Undernoted                (49,637)        711,208        661,571

Depreciation and amortization expense              274,576         154,037        428,613
Interest and other income (expense)                 20,771            --           20,771

                                              ------------    ------------   ------------
Net Income (loss)                             $   (344,984)   $    557,171   $    212,187
                                              ============    ============   ============

Basic and diluted net income common share     $      (0.01)   $       --     $       0.01
                                              ============    ============   ============

Weighted average shares outstanding - basic
 and diluted                                    28,102,071            --       28,102,071
                                              ============    ============   ============

                                            7

NOTE 2.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include eNucleus, Inc. and its wholly owned subsidiaries Financial ASPx, Inc., Alliance Net, Inc., Supply Chain ASPx, Inc., eNucleus India, Inc., eNucleus India Solutions Pte., and eNucleus Pte Ltd. The statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information, the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain amounts have been reclassified from the previously reported financial statements in order to conform to the financial statement presentation of the current period. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. These financial statements should be read in conjunction with our audited consolidated financial statements and footnotes for the year ended December 31, 2004 that are included in our annual report on Form 10-KSB.

NOTE 3.   FINANCIAL RESULTS AND LIQUIDITY

As shown in our results of operations, we have maintained profitable operations in 2004 and into 2005 as a result of our acquisitions and capital raised through the issuance of equity. However, the Company's continued existence is dependent on its ability to maintain future profitable operations. The satisfaction of the Company's cash requirements hereafter will depend in large part on its ability to successfully generate revenues from operations. There can, however, be no assurance that sufficient cash will be generated from operations or that unanticipated events requiring the expenditure of funds within its existing operations will not occur.

NOTE 4.   ACCOUNTS RECEIVABLE AND OTHER LONG TERM ASSETS

Accounts Receivable consists of $1,467,348 for eNucleus Inc. and its subsidiary companies.

During the first quarter of 2005, the Company realized $150,000 for a software licensing agreement, for the use of the Company's FuelPilot application platform, with ProspectOne Corp.

Long- term receivables includes $500,000 from a software sale to Centerspan; $200,000 for licensing and services to Consolidated Gulfside; $150,000 for software license and services to Summit Software.

NOTE 5.   FINANCING ARRANGEMENTS

As of March 31, 2005 the Company's total long-term debt outstanding was as follows:

          I.R.S. and other state tax departments (a)              664,325
          Duke-Weeks Realty (b)                                   141,952
          Other notes payable (c)                                  50,000
                                                                ---------
                                                                $ 856,277

          (a) Pursuant to the Company's reorganization in 2003, holders of allowed tax claims, including the Internal Revenue Service and certain state revenue agencies, received in full satisfaction, settlement of and in exchange for its tax claim, a six year 6.5% promissory note in an amount equal to the principal amount of its tax claims, payments of principal and interest due monthly. In April 2005 the Company and its tax advisor determined the amounts due and verified same with the tax authority. In May 2005 past due payments will be made and the Company intends to continue making regular payments to the tax authorities.


          (b) Duke-Weeks Realty Limited Partnership 3-year note payable with the previous landlord of the Company in the amount of its total allowed claim of approximately $142,000. Monthly payments of $1,000 are due with the first payment in each year due of $10,000. The final payment will include the remaining outstanding principal plus accrued interest. No payments have been made and the Company is in violation of the terms of this note; however the Company, through its representatives, is currently renegotiating this obligation.

          (c) The company anticipates formalizing a note payable to an unsecured claimant whose claim arose prior to the Company's filing of bankruptcy, and who, in accordance with the Plan of Reorganization, elected to take a Junior Secured Note on the portion of the unsecured claim. Such note accrues interest at 12% per annum with principal and interest due in twenty-four months from the date of issuance. The Company was contacted by this claimant in May of 2005 to move forward with the process of defining terms for the note payable. No payments have been made to this claimant.



NOTE 6.   STOCKHOLDERS' EQUITY

The Company's Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock, par value $.001 per share, and 20,000,000 shares of preferred stock, par value $.001 per share.

At the beginning of the quarter the company had 26,999,105 common shares outstanding.

During the first quarter 108,000 shares were issued to service providers as compensation for their services, 75,000 shares were issued in lieu of interest on funds loaned on a short term basis to the Company, and 1,215,000 shares were issued pursuant to the company's reorganization plan, and $150,000 was realized from the sale of 576,923 common shares.

As of March 31, 2005 the Company had approximately 28,974,028 common shares issued and outstanding. The company has 6,000,000 common stock warrants with 2,500,000 exercisable at $0.20 per share, and 3,500,000 exercisable at $0.60 and $1.00 per share. Additionally, there are outstanding unvested options to purchase 3,750,000 shares of eNucleus common stock at a weighted average price of $0.22 per share which will vest over a three year period beginning November 6, 2004.

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

Intangible assets (customers contracts)      $   792,893
Software                                         801,774
Accounts receivable                               29,529
Accounts payable                              (   32,124)
Deferred revenue                              (  176,437)
                                             -----------
                                             $ 1,415,635

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

          Software                                        $ 352,005
          Equipment                                          52,423
          Accounts receivable                                79,241
          Accounts payable and deferred salaries           (102,839)
                                                          ---------
                                                          $ 380,830

The Company paid for this acquisition by issuing to the vendor, common stock and common stock options in the total amount of $380,830. In addition, the TAK Group has the ability to earn an additional 150,000 shares if they meet certain milestones within the first twelve months.

On July 1, 2004 the company created a wholly owned subsidiary, eNucleus India, Inc. It is a software and professional services organization operating in India. Pursuant to an asset acquisition, eNucleus India acquired an eGovernance software suite designed to meet the management and accounting requirements for government entities. Consideration paid consisted of 50,000 shares of eNucleus common stock and the assignment of certain contracts referred to in the company's second quarter 10Q report.


On August 1, 2004, the Company purchased all of the issued and outstanding stock of Frontier Technologies Inc. a Singapore-based company formerly owned and operated by Applitech Solution, Ltd., it provides IT professional services and solutions for business. The results of operations for Frontier Technologies (renamed to eNucleus Pte. Ltd.) have been included in the financial statements of the Company from the date of acquisition. The acquisition has been accounted for using the purchase method as follows:

          Property and equipment                              $  19,534
          Intangible assets                                     447,904
          Accounts payable                                     (365,438)
                                                              ---------
                                                              $ 102,000

The Company paid for this acquisition by issuing to the vendor, common stock in the amount of $102,000. Frontier shareholders are also entitled to receive additional stock or cash, at the Company's option, based on an earn-out of three and a half times the 2005 net income.

In 2004 the Company entered into negotiations to acquire the customer contracts, accounts receivable and the software of Tendercity, a business to government portal, from Applitech Solution, Ltd. in exchange for 250,000 shares of the Company's common stock. As the asset transfer could not be completed on a timely basis, the Company entered into a preliminary agreement October 1, 2004 in which Applitech continues to operate Tendercity using its' own resources and has agreed to remit the net income of Tendercity to the Company less one half of any such net income (which will be retained by Applitech Solution, Ltd.) to a maximum of $2,000,000. No payments are due to the Company until January 31, 2006, however, as at December 31, 2004 the reported net income of Tendercity was $489,904 and the amount due to the Company was $242,352.

On May 4, 2005 the Company, through its wholly owned subsidiary eNucleus India Solutions Pte., entered into an asset purchase agreement with Applitech Solutions, Ltd. This agreement supplemented the October 2004 Tendercity agreement (see above) with additional assets from Applitech Solutions Ltd., including customer contracts, accounts receivable and software. Purchase consideration consists of one million shares of common stock (500,000 common shares due at close of agreement and the remaining shares are unvested contingent upon achievement of certain revenue achievement), a payment equal to one half the net earnings collected in 2005 up to $2.5 million (calculated and payable after the 2005 10-KSB is filed in 2006), and 350,000 warrants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and related notes which are included under Item 1 and with the Management's Discussion and Analysis Of Financial Condition and Results Of Operations and the audited financial statements and related notes included in eNucleus' Form 10-KSB, as filed with the Securities and Exchange Commission on April 22, 2005.

This Form 10-QSB contains forward-looking statements within the meaning of the Private Securities litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933 that involve numerous risks and uncertainties. Forward-looking statements can be identified by the use of forward-looking terminology such as "estimates," "projects," "anticipates," "expects," "intends," "believes," or comparable terminology or by discussions of strategy that involve risks and uncertainties. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Actual results could differ from such forward-looking statements. We undertake no obligation to revise forward-looking statements. Readers are encouraged to review and consider carefully the various disclosures made by us in this report and our other reports filed with the Securities and Exchange Commission, including our Form 10-KSB for the year ended December 31, 2004. Such risks and uncertainties include our ability to raise the funds necessary to finance our operations, general effects of our restructuring and emergence from Chapter 11 reorganization, our ability to successfully execute on our business plan, competitive factors and attracting new customers.

INTRODUCTION

Operationally, the company provides proprietary supply chain software applications, technologies and solutions to the Global 1000. The Company's current software and service applications span 22 countries in five continents in multiple languages.

For accelerated growth, eNucleus has focused on acquiring profitable supply chain software applications that are demonstrated leaders in their vertical markets and enjoy strong customer loyalty.

Strategy: Deliver applications that are concentrated on innovating and accelerating the supply chain business process.

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

RESULTS OF OPERATIONS

Revenue. For the first quarter 2005, revenue increased approximately $36,945 or 6% to $665,302 from $628,357 in the first quarter 2004. There wa $355,614 in other revenue from Applitech. This increase was attributable to the acquisitions and growth of business.

Operating expenses. For the first quarter 2005, operating expenses increased approximately $491,579 to $714,939 from $223,360 in the first quarter 2004. The majority of the increase relates to the salaries and other operating expenses associated with the acquisitions and the addition of corporate personnel.

Depreciation and amortization expense. Depreciation and amortization expense increased $258,896 to $274,576 in the first quarter of 2005 as compared to $15,680 in the first quarter of 2004. This is attributable to acquisition goodwill and purchase of intellectual property.

Net Income. Our first quarter of 2005 resulted in net income of $10,630. Our net income in the first quarter 2004 was $389,357. Excluding the impact of non-cash expense (depreciation), earnings were approximately $285,206 in the first quarter 2005.

LIQUIDITY AND CAPITAL RESOURCES

As shown in our results of operations, we have maintained profitable operations in 2004 and into 2005 as a result of our acquisitions and capital raised through the issuance of equity. However, the Company's continued existence is dependent on its ability to maintain future profitable operations. The satisfaction of the Company's cash requirements hereafter will depend in large part on its ability to successfully generate revenues from operations. There can, however, be no assurance that sufficient cash will be generated from operations or that unanticipated events requiring the expenditure of funds within its existing operations will not occur.

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

Revenue recognition policies are detailed below.

Services

The Company recognizes revenue upon providing a service or making delivery to its clients. Billings made or payments received in advance of providing services are deferred until the period those services are provided. Certain contracts include up-front charges for installation or other set up services. These expenses are no longer spread out over the life of the contract and are now recognized as services are performed. This better enables the Company to match revenues with expenses incurred. Certain contracts with customers may contain service level commitments, which may require the Company to provide credits if required service level commitments are not met. These amounts, if any, are accounted for in cost of sales.

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

     Multiple Deliverables and Extended Payment Contracts

     Revenue is recognized only when all of the following conditions are satisfied: (1) There is persuasive evidence of an arrangement. This criterion can be demonstrated by a signed agreement, or by the existence of a purchase order or similar document related to the software; (2) The service or product has been provided to the customer. This criterion is satisfied if the agreement provides an acceptance period of less than 30 days. Where software is delivered electronically, delivery occurs when the customer either actually downloads the software, or has been provided access that would allow it to immediately access the software; (3) The collection of fees is probable. This element is generally satisfied unless the purchaser's cancellation or refund rights extend beyond thirty days; and (4) The amount of fees to be paid by the customer is fixed or determinable. This criterion is met if (a) the fees due under the agreement are to be paid in less than twelve months and the warranties are routine, short-term and relatively minor; or (b) the transaction involves a "Large License Deal" (priced at or over $200,000) where extended-payment contracts are used beyond a 12 month period.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have significant exposure to changing interest rates. The Company does not undertake any specific actions to cover its exposure to interest rate risk and the Company is not party to any interest rate risk management transactions. The Company does not purchase or hold any derivative financial instruments. Reference is made to the quantitative disclosures about market risk as of December 31, 2004 included under Item 6 of our most recent Annual Report on Form 10-KSB.

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

At the beginning of the quarter the company had 26,999,105 common shares outstanding.

During the first quarter 108,000 shares were issued to service providers as compensation for their services, 75,000 shares were issued in lieu of interest on funds loaned on a short term basis to the Company, and 1,215,000 shares were issued pursuant to the company's reorganization plan, $150,000 was realized from the sale of 576,923 shares of common stock.

As of March 31, 2005 the Company had approximately 28,974,028common shares issued and outstanding. The company has 6,000,000 common stock warrants with 2,500,000 exercisable at $0.20 per share, and 3,500,000 exercisable at $0.60 and $1.00 per share. Additionally, there are outstanding unvested options to purchase 3,750,000 shares of eNucleus common stock at a weighted average price of $0.22 per share which will vest over a three year period beginning November 6, 2004.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.   OTHER INFORMATION

     None

ITEM 6.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the first quarter of 2005, the Company realized $150,000 for a software licensing agreement, for the use of the Company's FuelPilot application platform, with ProspectOne Corp. in a related-party transaction. John Paulsen, the Company's CEO and Dhru Desai, the Company's President, each hold a minority interest in ProspectOne.


ITEM 7.   EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits.

     31 - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32 - Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (B) Reports on Form 8-K.

On March 28, 2005, the Company filed a Current Report on Form 8-K relating to a change in auditors. Effective December 15, 2004, the Company dismissed Bujan & Associates ("Bujan"), which audited the Company's financial statements for the fiscal year ended December 31, 2003, with Danziger & Hochman ("Danzinger") to act as the Company's independent auditor.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature                            Title                              Date
---------                            -----                              ----
/s/ John C. Paulsen          Chief Executive Officer                May 16, 2005
                             Chairman of the Board

/s/ Harley Luplow            Principal Financial                    May 16, 2005
                             and Accounting Officer