Form 10QSB
period 2005-06-30
ENUCLEUS INC
filed 2005-08-05
CIK 761034

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                 ----------------------------------------------

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2005


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

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No As of June 30, 2005, the number of common stock shares outstanding is approximately 39,370,692 shares.


Transitional Small Business Disclosure Format (check one) Yes     No  X
                                                             -----  -----

                         PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2005
         (UNAUDITED) AND DECEMBER 31, 2004.....................................3

         CONDENSED CONSOLIDATED (UNAUDITED) STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED JUNE 30, 2005, AND JUNE 30, 2004,
         THE SIX MONTHS ENDING JUNE 30, 2005, AND JUNE 30, 2004................4

         CONDENSED CONSOLIDATED (UNAUDITED) STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004..............5

         NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL
         STATEMENTS............................................................6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS...................................14

ITEM 3. CONTROLS AND PROCEDURES...............................................15



                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.....................................................16

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.............................16

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.......................................17

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................17

ITEM 5. OTHER INFORMATION.....................................................17

ITEM 6. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................19

ITEM 7. EXHIBITS AND REPORTS ON FORM 8-K......................................20

FORM 10-QSB SIGNATURE PAGE....................................................22



                         PART I - FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS


                                 eNUCLEUS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                        June 30,       December 31,
                                                         2005              2004
                                                      (unaudited)

ASSETS:

Current Assets
Cash                                                  $    553,560    $     45,800
Accounts receivable                                      3,726,276       1,039,133
Prepaid expenses                                           123,141          13,098
                                                      ------------    ------------
Total current assets                                     4,402,977       1,098,031
                                                      ------------    ------------


Due from Applitech Solution, Ltd.                          292,575         242,352
Property and equipment                                   2,424,176       1,615,203
Intangible assets                                          520,673         897,118
                                                      ------------    ------------
Total assets                                          $  7,640,401    $  3,852,704
                                                      ============    ============


LIABILITIES & STOCKHOLDER'S EQUITY


Current Liabilities
Accounts payable and accrued liabilities              $  1,772,951    $  1,085,298
Notes payable                                               55,012          70,957
Deferred revenue                                           215,188          38,632
                                                      ------------    ------------
Total current liabilities                                2,043,151       1,194,887
                                                      ------------    ------------

Long term liabilities                                      844,686         698,032

                                                      ------------    ------------
Total Liabilities                                        2,887,837       1,892,919
                                                      ------------    ------------

Common stock, $0.001 par value, 100,000,000 shares          39,371          26,999
authorized, 39,370,692 and 26,999,105 shares issued
and outstanding, respectively
Additional paid-in capital                              13,654,140      10,899,819
Accumulated deficit                                     (8,940,947)     (8,967,033)
                                                      ------------    ------------
Total stockholder's equity                               4,752,564       1,959,785
                                                      ------------    ------------

                                                      ------------    ------------
Total liabilities and stockholder's equity            $  7,640,401    $  3,852,704
                                                      ============    ============


       See accompanying notes to condensed unaudited financial statements.





                                               ENUCLEUS, INC.
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)



                                               Three Months    Three Months     Six Months      Six Months
                                                  Ending          Ending          Ending          Ending
                                                 June 30,        June 30,        June 30,        June 30,
                                                   2005            2004            2005            2004

Revenue
  From Operations                              $  2,336,398    $    825,469    $  3,001,700    $  1,453,826
  Other Revenue                                      50,126            --           405,740            --
                                               ------------    ------------    ------------    ------------
    Total Revenue                                 2,386,524         825,469       3,407,440       1,453,826

Operating expenses                                1,958,954         469,448       2,673,893         692,808

                                               ------------    ------------    ------------    ------------
Income (Loss) Before The Under noted                427,570         356,021         733,547         761,018

Depreciation and amortization expense               308,596          37,569         583,172          53,249
Stock based compensation expense                     45,333            --            45,333            --
Interest and other income (expense)                 (58,185)            (59)        (78,956)            (19)


                                               ------------    ------------    ------------    ------------
Net Income (loss)                              $     15,456    $    318,393    $     26,086    $    707,750
                                               ============    ============    ============    ============

Basic net income (loss) per common share       $       0.00    $       0.02    $       0.00    $       0.04
Diluted net income (loss) per common share     $       0.00    $       0.01    $       0.00    $       0.04

Weighted average shares outstanding  basic       36,193,660      20,057,179      32,170,218      16,945,988
Weighted average shares outstanding  diluted     39,873,660      22,557,179      35,850,218      19,445,988


                     See accompanying notes to condensed unaudited financial statements.

                                                      4



                                    eNUCLEUS, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)



                                                            Six Months     Six Months
                                                              Ending         Ending
                                                             June 30,       June 30,
                                                               2005           2004


Cash flow from operating activities
Net Income (Loss)                                          $    26,086    $   707,750


Adjustments to reconcile net income to net cash provided
by (used in) operating activities
  Depreciation and amortization                                583,172         53,429

  Shares issued for compensation                                45,333           --
  Shares issued for debt settlement                              8,342           --
  Changes in operating assets and liabilities               (1,794,849)    (1,237,822)

                                                           -----------    -----------
Net cash used in operating activities                       (1,131,916)      (476,643)
                                                           -----------    -----------

Cash flow from investing activities
  Capital expenditures                                        (543,900)        (6,416)

                                                           -----------    -----------
Net cash from (used in) investing activities                  (543,900)        (6,416)
                                                           -----------    -----------

Cash flow from financing activities
  Changes in notes payable                                     (46,424)          --
  Proceeds from sale of common stock                         2,230,000        325,000
  Proceeds from sale of preferred stock                           --          170,370

                                                           -----------    -----------
Net cash from (used in) financing activities                 2,183,576        495,370
                                                           -----------    -----------

Net increase (decrease) in cash                                507,760         12,311


Cash, beginning of period                                       45,800             78

                                                           -----------    -----------
Cash, end of period                                        $   553,560    $    12,389
                                                           ===========    ===========

Non cash investing and financing activities:
  Stock issued to affect acquisition                       $   345,000    $   292,500
  Fair value of tangible assets acquired                          --          144,760
  Fair value of liabilities assumed                               --          122,347
                                                           ===========    ===========


          See accompanying notes to condensed unaudited financial statements.

                                          5

                                 eNUCLEUS, INC.

                         NOTES TO CONDENSED CONSOLIDATED
                        (UNAUDITED) FINANCIAL STATEMENTS

                                  June 30, 2005


NOTE 1. GENERAL

Description of Business

The Company is a computer software and services provider offering a wide range of "off-the-shelf" and customized process management applications for business. The Company's clients and target market are the Global 1000. The Company's current software and service applications are installed in 22 countries on five continents in multiple languages.

The Company's current "off-the-shelf" process management solutions are focused on the procurement and distribution supply chain, with applications for:

     o    Supply chain management
     o    Procurement
     o    Accounting & finance
     o    Employee benefits & Insurance
     o    Wholesale & retail content management
     o    Small-to-midsize ERP solutions

The Company employs over 200 application developers in the United States and India, with sales and technical support in the United States, Singapore and India, enabling the company to deploy local requirements definition and project management resources while taking advantage of global labor rates to provide customized solutions.

To accelerate growth, eNucleus has focused on acquiring supply chain software applications that are demonstrated leaders in their vertical markets and enjoy strong customer loyalty, with the objective of filling out a comprehensive process management and supply chain architecture with existing, "ready-to-market" product. These products are then integrated into the Company's SOA/.NET web services architecture, and re-branded. On average, the integration and re-branding takes 6 to 9 months.

The strategy is to deliver applications that are concentrated on innovating and accelerating the supply chain business process by providing add-on capabilities to existing ERP and supply chain applications as well as core functionality for small-to-midsize enterprises.

The Company relies on its global sales force for exponential growth and its Far East operations for product customization, integration of acquired applications, managed services and product development maximizing the company's global cost structure advantage.

Market Environment

Software industry analysts have noted the trend toward "software as a service", or enterprises outsourcing internal software applications onto hosted, Internet accessible managed services. The next major shift in deployment of computer based software technology is focusing on the reduction of capital expenditures for costly internal IT infrastructure in favor of accessing critical applications and essential business processes solely through the Internet.

As a next generation business process hosting company with a scalable worldwide infrastructure available, the company is positioned to provide critical Internet based business processes as a service to companies that want to reduce their IT infrastructure, while remaining capable of delivering customer-installed customized "off the shelf" solutions.

Many previously successful applications are not presently delivered over the Internet and many vendors lack the technical skill set, organizational infrastructure, operating cost structure or necessary Internet network infrastructure to enable and deliver their software applications over the Web.

The limited availability of development capital in today's markets has resulted in delayed web-based platform product conversions forcing companies to re-invest their earnings into efforts to re-tool for the Internet - while trying to maintain a competitive advantage adding functionality to their legacy applications.

By acquiring technologies, and integrating them into an SOA and/or .NET compliant architecture, the Company enjoys a unique "late comer" advantage in the software markets.

Target Markets

Initially, the Company is focused on the following markets:

     o    Petroleum Products
     o    Manufacturing
     o    Transportation
     o    Wholesale and Retail Distribution
     o    Education (K-12, Higher Education)
     o    Government
     o    Insurance Brokerage

Products and Services

     o Benefits Accelerator Online Benefits Management for Brokers, Agencies & Employers. The Benefits Accelerator product is a hosted application that optimizes and streamlines the benefits enrollment and administration process for employers, employees, brokers, agents and insurance carriers.

     o Tender City Procurement management for Industrial, Institutional & Government Buyers. Tender City provides a comprehensive online platform for buyers to manage their procurement processes. The platform features eProcurement, eAuction (both forward & reverse), and eCatalog capabilities.

     o eComSupplier Communications Management for Oil & Gas Suppliers. eComSupplier provides an Enterprise level, data-hosting technology platform for powering private trading hubs to eConnect suppliers with downstream petroleum trading partners.

     o eComDistributor Communications Management for Oil & Gas Distributors. eComDistributor is a robust web-based ebusiness management tool designed specifically to manage all aspects of fuel and lubricant product sales and services.

     o FuelPilot Online Fuels Management for Commercial & Retail Industries. FuelPilot provides commercial industrial and large retail industries with a streamlined, consolidated solution to manage all activities associated with purchasing, storing and delivering fuel.

     o eLabTracker Online Data Management for Equipment Oil Analysis. eLabTracker is an Oil Analysis Data Management program that provides users with the tools and functionality for effectively managing equipment oil analysis online.

     o ProBooks: Financial Management is an accounting package+ for the kindergarten through community college / private college market.

     o ProBooks: Student Management allows users to manage, store and access student data through their existing networks.

     o eProcument is a robust and comprehensive enterprise platform for managing the process of acquisition and disposition of assets while reducing costs and streamlining decision timelines. The application operates in a highly secure PKI enabled and compliant environment including biometric controls.

     o Professional Services IT Design, Development & Implementation Services. We provide clients with professional IT services that include consulting, application development and integration services in a number of industry sectors such as oil and gas, petrochemical, maritime, heavy equipment manufacturing, insurance and telecommunications. Our services include system design and engineering, software customization, testing, implementation and maintenance support.

     o BPO Services Business Process Outsourcing & Knowledge Worker Resources. We offer offshore Business Process Outsourcing (BPO) services and manpower resources through our India offices for clients in the areas of application / product design, development, implementation and maintenance.

     o Application Delivery - We deliver and manage applications and computer services from a centralized location to multiple users over the Internet and / or a private network. This provides our customers with the ability to access software applications anywhere, anytime via the Internet. Applications are accessed just as if they were installed on the local system. Within this environment, we provide our customers with the ability to access their applications as well as our other products.

     o Managed Hosting - We deliver full service solutions for establishing and maintaining the complex infrastructure necessary for a business to support eBusiness applications and delivery. State-of-the-art servers provide a solid platform for hosting client's mission critical applications and data. eNucleus support provided by our managed hosting services include 24x7 network monitoring and support, system administration, server monitoring and testing, usage reporting, security services and protection. All the while, customers can still maintain control over the software and solutions housed on the servers, including their customized installed software and proprietary solutions.

     o Data Storage - Our data storage services include high performance network backup and storage to cost-effective specific data tape backup services, offsite storage and data vaulting

     o Application Development - Analysts and developers work with clients to assist in determining specific business, technology and data communications requirements then design and develop customer-specific solutions tailored to each platform deployment.



NOTE 2. BASIS OF PRESENTATION


The accompanying unaudited condensed consolidated financial statements include eNucleus, Inc. and its wholly owned subsidiaries Financial ASPx, Inc., Alliance Net, Inc., Supply Chain ASPx, Inc., Education ASPx, Inc., eNucleus India, Inc., eNucleus Solutions India Pte., and eNucleus Pte Ltd. The statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information, the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain amounts have been reclassified from the previously reported financial statements in order to conform to the financial statement presentation of the current period. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. These financial statements should be read in conjunction with our audited consolidated financial statements and footnotes for the year ended December 31, 2004 that are included in our annual report on Form 10-KSB.

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


NOTE 4. ACCOUNTS RECEIVABLE AND OTHER LONG TERM ASSETS


Accounts receivable consists of $3,726,276 for eNucleus Inc. and its subsidiary companies.

Long- term receivables include $650,000 from a software sale to Centerspan; $200,000 for licensing and services to Consolidated Gulfside; $150,000 for software license and services to Summit Software.


NOTE 5. FINANCING ARRANGEMENTS


As of June 30, 2005 the Company's total long-term debt outstanding was as follows:

       I.R.S. and other state tax departments (a)                673,194
       Duke-Weeks Realty (b)                                     141,952
       Other notes payable (c)                                    50,000
       Interest on notes payable                                  34,552
                                                               ---------
                                                               $ 899,698
       Less: current portion                                      55,012
                                                               ---------
       Long term liabilities                                   $ 844,686

(a) Pursuant to the Company's reorganization in 2003, holders of allowed tax claims, including the Internal Revenue Service and certain state revenue agencies, received in full satisfaction, settlement of and in exchange for its tax claim, a six year 6.5% promissory note in an amount equal to the principal amount of its tax claims, payments of principal and interest due monthly. In April 2005 the Company and its tax advisor determined the amounts due and verified same with the tax authority. A significant portion of past due payments have been made and the Company intends to continue making regular payments to the tax authorities.

(b) Duke-Weeks Realty Limited Partnership 3-year note payable with the previous landlord of the Company in the amount of its total allowed claim of approximately $142,000. Monthly payments are $1,000, with the first payment in each year due in the amount of $10,000. The final payment will include the remaining outstanding principal plus accrued interest. No payments have been made and the Company is in violation of the terms of this note; however the Company, through its representatives, is currently renegotiating this obligation.

(c) The company anticipates formalizing a note payable to an unsecured claimant whose claim arose prior to the Company's filing of bankruptcy, and who, in accordance with the Plan of Reorganization, elected to take a Junior Secured Note on the portion of the unsecured claim. Such note accrues interest at 12% per annum with principal and interest due in twenty-four months from the date of issuance. The Company was contacted by this claimant in June of 2005 to move forward with the process of defining terms for the note payable. Currently the company is negotiating the payment terms for this obligation. No payments have been made to this claimant.


NOTE 6. STOCKHOLDERS' EQUITY

The Company's Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock, par value $.001 per share, and 20,000,000 shares of preferred stock, par value $.001 per share.

At the beginning of the quarter the company had 28,974,028 common shares outstanding.

During the second quarter 10,396,664 shares were issued. 1,525,000 shares were issued as consideration for acquisitions; 37,500 shares were issued in lieu of interest on funds loaned on a short term basis to the Company; 834,164 shares were issued pursuant to the company's reorganization plan, and $2,080,000 was realized from the sale of 8 million common shares to an accredited investor.

As of June 30, 2005 the Company had approximately 39,370,692 common shares issued and outstanding. The company has 8,030,000 common stock warrants with 2,530,000 exercisable at $0.20 per share, and 5,500,000 exercisable at $0.35 per share. Additionally, there are outstanding options to purchase 5,450,000 shares of eNucleus common stock at a weighted average price of $0.23 per share which vests over a period from November 2004 through April 2007.


NOTE 7. ACQUISITIONS

On February 9, 2004, the Company, through its wholly owned subsidiary Financial ASPx, Inc., completed an asset purchase of PrimeWire, Inc. ("PrimeWire"). PrimeWire's operations primarily focused on providing third party employee benefits administration via the Internet. PrimeWire received $50,000 upon closing and was to receive a three year earn out that provided for (i) quarterly cash payments of 10% of the net revenues generated by the PrimeWire assets and
(ii) quarterly stock payments of 15% of the net revenues generated by the PrimeWire assets (shares to be determined based upon the average closing price of the 20 day period prior to the end of each quarter). Additionally, PrimeWire had the ability to earn an additional 7% of Net Revenues generated by large license deals (license agreements in excess of $200,000 in the first 12 months of the contract) during the first year.

The results of operations for Financial ASPx, Inc. have been included in the financial statements of the Company from the date of acquisition. The acquisition has been accounted for using the purchase method as follows:


            Intangible assets (customers contracts)        $   792,893
            Software                                           801,774
            Accounts receivable                                 29,529
            Accounts payable                               (    32,124)
            Deferred revenue                               (   176,437)
                                                           -----------
                                                           $ 1,415,635


The Company never made any payments of common stock to PrimeWire because it disputed the accuracy of the representations and warranties made to it by PrimeWire. In May of 2004, the Company notified PrimeWire of its intent to set-off amounts against the purchase price of the PrimeWire assets pursuant to several alleged breaches of the purchase agreement. On May 31, 2005, the Company settled all claims with PrimeWire. Under the terms of the settlement, the Company paid PrimeWire $400,000 and assigned certain accounts receivable to PrimeWire as full and final payment.

On May 28, 2004, the Company, through its' wholly-owned subsidiary, Supply Chain ASPx, Inc., acquired the operating assets and assumed the operating liabilities of TAK Acquisition Co. a company that provides internet enabled solutions to suppliers, marketers and customers in the petroleum business. The results of operations for Supply Chain ASPx, Inc. have been included in the financial statements of the Company from the date of acquisition. The acquisition has been accounted for using the purchase method as follows:


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


The Company paid for this acquisition by issuing to the vendor, common stock and common stock options in the total amount of $380,830. In addition, the TAK Group earned an additional 150,000 shares as Financial ASPx, Inc. met certain milestones within the first twelve months.

On July 1, 2004 the company created a software and professional services company operating in India. This is a wholly owned subsidiary named eNucleus India, Inc. Pursuant to an asset acquisition, eNucleus India acquired an eGovernance software suite designed to meet the management and accounting requirements for government entities. Consideration paid consisted of 50,000 shares of eNucleus common stock and the assignment of certain contracts referred to in the company's 2004 second quarter 10-QSB report.

On August 1, 2004, the Company purchased all of the issued and outstanding stock of Frontier Technologies Inc. a Singapore-based company formerly owned and operated by Applitech Solution, Ltd. It provides IT professional services and solutions for business. The results of operations for Frontier Technologies (renamed to eNucleus Pte. Ltd.) have been included in the financial statements of the Company from the date of acquisition. The acquisition has been accounted for using the purchase method as follows:


Property and equipment                                             $19,534
Intangible assets                                                  447,904
Accounts payable                                                 ( 365,438)
                                                                 ---------
                                                                 $ 102,000

The Company paid for this acquisition by issuing common stock in the amount of $102,000. Frontier shareholders are also entitled to receive additional stock or cash, at the Company's option, based on an earn-out of three and a half times the 2005 net income.

In 2004 the Company entered into negotiations to acquire the customer contracts, accounts receivable and the software of Tender City, a business to government portal, from Applitech Solution, Ltd. in exchange for 250,000 shares of the Company's common stock. As the asset transfer could not be completed on a timely basis, the Company entered into a preliminary agreement October 1, 2004 in which Applitech continued to operate Tender City using its' own resources and had agreed to remit the net income of Tender City to the Company less one half of any such net income (which was retained by Applitech Solution, Ltd.) to a maximum of $2,000,000. No payments are due to the Company until January 31, 2006, however, as at December 31, 2004 the reported net income of Tender City was $489,904 and the amount due to the Company was $242,352.

On May 4, 2005 the Company, through its wholly owned subsidiary eNucleus India Solutions Pte., entered into an asset purchase agreement with Applitech Solutions, Ltd. This agreement supplemented the October 2004 Tender City agreement (see above) with additional assets from Applitech Solutions Ltd., including customer contracts, accounts receivable and software. The results of operations for eNucleus India Solutions Pte. have been included in the financial statements of the Company from the date of acquisition. Purchase consideration consists of one million shares of common stock (500,000 common shares due at close of agreement and the remaining shares are unvested contingent upon achievement of certain revenue achievement), a payment equal to one half the net earnings collected in 2005 up to $2.5 million (calculated and payable after the 2005 10-KSB is filed in 2006), and 350,000 warrants.

On May 18, 2005, the Company, through its wholly owned subsidiary Education ASPx, Inc., acquired certain software and related assets from Acrux LLC, a Chicago-based technology company with software assets designed for the educational industry to assist with financial and student management. The results of operations for Education ASPx, Inc. have been included in the financial statements of the Company from the date of acquisition. The purchase price included 350,000 shares of our common stock plus a 10% earn out payment based upon the gross revenue from the purchased assets for a two year period (up to a maximum of $2,500,000).



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the financial statements and related notes which are included under Item 1 and with the Management's Discussion and Analysis Of Financial Condition and Results Of Operations and the audited financial statements and related notes included in eNucleus' 2004 Form 10-KSB, as filed with the Securities and Exchange Commission on April 22, 2005.

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



RESULTS OF OPERATIONS


Revenue. For the second quarter 2005, revenue increased approximately $1,561,055 or 189% to $2,386,524 from $825,469 in the second quarter 2004. For the first six months of 2005, revenue increased approximately $1,953,614 or 134% to $3,407,440 from $1,453,826 in the first six months of 2004. This increase was attributable to the acquisitions and growth of business.

Operating expenses. For the second quarter 2005, operating expenses increased approximately $1,489,506 to $1,958,954 from $469,448 in the second quarter 2004. For the first six months of 2005, operating expenses increased approximately $1,981,085 to $2,673,893 from $692,808 in the first six month of 2004. The majority of the increase relates to the salaries and other operating expenses associated with the acquisitions and the addition of corporate personnel.

Depreciation and amortization expense. Depreciation and amortization expense increased $271,027 to $308,596 in the second quarter of 2005 as compared to $37,569 in the second quarter of 2004. This is attributable to acquisition goodwill and purchase of intellectual property.

Net Income. Our second quarter of 2005 resulted in net income of $15,456. Our net income in the second quarter 2004 was $318,393. Excluding the impact of non-cash expense (depreciation and stock based compensation), earnings were approximately $369,385 in the second quarter 2005.



LIQUIDITY AND CAPITAL RESOURCES


As shown in our results of operations, we have maintained an operating profit in 2004 and into 2005 as a result of our acquisitions and capital raised through the issuance of equity. However, the Company's continued existence is dependent on its ability to maintain future profitable operations. The satisfaction of the Company's cash requirements hereafter will depend in large part on its ability to successfully generate revenues from operations. There can, however, be no assurance that sufficient cash will be generated from operations or that unanticipated events requiring the expenditure of funds within its existing operations will not occur.



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


                           PART II - OTHER INFORMATION

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

At the beginning of the quarter the company had 28,974,028 common shares outstanding.

During the second quarter 10,396,664 shares were issued. 1,525,000 shares were issued as consideration for acquisitions; 37,500 shares were issued in lieu of interest on funds loaned on a short term basis to the Company; 834,164 shares were issued pursuant to the company's reorganization plan, and $2,080,000 was realized from the sale of 8 million common shares to an accredited investor.

As of June 30, 2005 the Company had approximately 39,370,692 common shares issued and outstanding. The company has 8,030,000 common stock warrants with 2,530,000 exercisable at $0.20 per share and 5,500,000 exercisable at $0.35 per share. Additionally, there are outstanding options to purchase 5,450,000 shares of eNucleus common stock at a weighted average price of $0.23 per share which will vest over a period beginning November 6, 2004 through April 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5. OTHER INFORMATION


On June 2nd the Company restructured its senior management team, including the appointment of Randy Edgerton to the position of President and CEO, the appointment of Dhru Desai to Chairman of the Board, and the addition of four new board members. John Paulsen, formerly the company's CEO, will remain with the company as a member of the Board of Directors, and will continue to contribute to the company in the areas of finance and business development.

The Company is managed by five executive officers and our board of directors. Set forth below is information relating to our executive officers and members of our board of directors.

Name                     Age     Position

Randy Edgerton           52      Director, Chief Executive Officer and President

John C. Paulsen          42      Director and Executive Director of Finance and
                                 Business Development

Dhru Desai               43      Director, Chairman of the Board and Executive
                                 Director of Mergers & Acquisitions and Global
                                 Sales Strategy

Prakash Tambe            44      Chief Information Officer

Harley M. Luplow         49      Chief Financial Officer

Raymond Pirtle, Jr.      64      Director

Augustine N. Esposito    51      Director

Al Case                  50      Director

Ed Skoldberg             56      Director

Executives:

Randy Edgerton, is currently a director and our Chief Executive Officer and President. Mr. Edgerton is responsible for the management of eNucleus' operations as well as sales and marketing. Mr. Edgerton transitioned from our Executive Vice President. Prior to joining eNucleus, Mr. Edgerton was at TAK Industrial Corp/Tak Acquisition DBA - TAK Group serving as President from 1996 to 2004.

John C. Paulsen, is currently a director and our Executive Director of Finance and Business Development. Mr. Paulsen served as Chairman of the Board of Directors and Chief Executive Officer of eNucleus since April 1999 until June 2005. Prior thereto, Mr. Paulsen served as the President of Nucleus Holding Company. From 1995 to 1997 Mr. Paulsen served as President and CEO of MetroLink Communications, Inc. a long-distance carrier. From 1990 to 1995, Mr. Paulsen served as President and CEO of American Teletronics Long Distance, Inc. a reseller of long-distance telecommunications services.

Dhru Desai, is currently a director and our Executive Director of Mergers & Acquisitions and Global Sales Strategy. Mr. Desai served as our appointed President from May 2004 until June 2005. From 2001 to 2004, Mr. Desai was the CEO of Congruent Ventures. From 1998 to 2001, Mr. Desai was the founder and CEO of Cronus Technologies, Inc. (recently divested to Cisco, FastCom and Advanced Fiber). Mr. Desai has a Master's Degree in Computer Science from the Illinois Institute of Technology.

Prakash Tambe has served as our Chief Information Officer since May 2004. From 2000 to 2003, Mr. Tambe served as the Chief Technology Officer of Empact Corp. From June 1994 to February 2000, Mr. Tambe served as the director of technology for Revere Group. Mr. Tambe has a Master's Degree in Computer Science from the Illinois Institute of Technology.

Harley M. Luplow, has served as our Chief Financial Officer since August 2004. Mr. Luplow has over twenty years of experience with public and private companies in various roles including finance, marketing, information technology and law. From 2003 to 2004, Mr. Luplow worked as a consultant for business and legal services. From 2000-2003, Mr. Luplow served as Director of Budget and Forecasts and Revenue Manager for Boyne USA Resorts. From 1996-1999, Mr. Luplow served as Executive Director of China Operations for Urban Science Applications, Inc., Mr. Luplow has a Juris Doctor degree from Indiana University School of Law, an MBA from Georgetown University and a Bachelor of Science Degree from Michigan State University.

Board of Directors:

Our board of directors consists of seven members, namely, Randy Edgerton, John
C. Paulsen, Dhru Desai, Raymond Pirtle, Jr., Augustine N. Esposito, Al Case and Ed Skoldberg.

Raymond Pirtle, Jr., currently a director, is a veteran of the financial services industry, having spent the past three decades in a variety of senior roles in corporate finance, institutional sales, investment banking, and equity research, notably with J. C. Bradford & Co., Equitable Securities/SunTrust Equitable, and Avondale Partners, LLC. Ray has corporate board experience with both public and private companies, both in the financial services sector and beyond, and has served on Compensation, Audit, Nominating, and Employee Stock Options committees. From April 2005 to the present, Mr. Pirtle was President of Claridge Company LLC; from June 2001 to April 2005, Mr. Pirtle was managing partner of Avondale Partners Inc.; and prior to 2001, Mr. Pirtle was a managing director of Equitable Securities Corp.

Augustine N. Esposito, currently a director, is an experienced entrepreneur and information technology expert. He has more than twenty years of experience raising capital for start-ups, consulting to IT Services companies, and managing public and private entities, notably with NetSearch, ANE Enterprises, and SNE, Inc. He is currently serving on the boards of several high-tech start-up companies. From April 2000 until November 2000, Mr. Esposito was President of NetSearch LLC.

Al Case, currently a director, is the president and Chief Executive Officer of Stamford Research, a technology and management research firm based in Stamford, CT, where he has maintained such position since April 2003. His 30 year career includes having been division president of a NYSE-listed company, CEO of a small technology company, and an industry analyst for Gartner Group, where he managed their software, investor research, and benchmarking divisions. He currently serves on several boards for both public and private companies. From January 2000 through April 2003, Mr. Case was president of Gartner Matrix Division and senior vice president of Investor Research.

Ed Skoldberg, currently a director, is a seasoned executive with over 30 years experience in the financial services and manufacturing sectors, with a focus on strategic planning, project management, and systems design, notably with Empire Blue Cross and Blue Shield, American Medical Security, Conseco Medical Insurance, and KT Holdings, Inc. Skoldberg's entrepreneurial experience also includes raising capital on Wall Street and managing billon dollar revenue companies. From 2003 to 2005, Mr. Skoldberg was President and Chief Operating Officer at KT Holdings, Inc.; from 2001 to 2002, Mr. Skoldberg was President and Chief Executive Officer at AMPLAS; from 2001 to 2002 Mr. Skoldberg was Chief Operating Officer at Stone Street Financial; and from 1999 to 2001, Mr. Skoldberg was Chief Operating Officer at Conseco Medical Insurance Company.


ITEM 6. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


None

ITEM 7. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits.

31 - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 - Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B) Reports on Form 8-K.


New Auditor -
On April 28, 2005, the Company filed a Current Report on Form 8-K relating to a change in auditors. Effective December 15, 2004, the Company dismissed Bujan & Associates ("Bujan"), which audited the Company's financial statements for the fiscal year ended December 31, 2003, and retained Danziger & Hochman ("Danziger") to act as the Company's independent auditor.

Accredited Investor Stock Purchase -
On May 18, 2005 the Company filed a Current Report on Form 8-K relating to several transactions with Barron Partners, which are summarized below.

     o On May 6, 2005, eNucleus, Inc. (the "Company") entered into a Stock Purchase Agreement with a certain accredited investor for the sale of 8,000,000 shares of common stock of the Company at $0.26 per share. Under this agreement, the investor also received 2,000,000 warrants to purchase common stock of the Company at a strike price of $0.35. Such warrants expire five years from the date of issuance.

     o On May 6, 2005, the Company entered into an Amendment to Common Stock Purchase Warrants (with the purchaser of common stock pursuant to the above referenced Stock Purchase Agreement). Pursuant to this agreement, the Company has reduced the exercise price for a series of 3,500,000 warrants previously issued to the investor to $0.35.

     o On May 6, 2005, the Company entered into a Registration Rights Agreement (with the purchaser of the common stock pursuant to the above-referenced Stock Purchase Agreement). Pursuant to this registration rights agreement, the Company must prepare and file within 60 days a Registration Statement covering the shares of common stock and shall use its best efforts to cause the Registration Statement to become effective within a certain period of time. This agreement includes other terms such as demand rights, "piggy back" registration rights, and liquidated damages to the purchasers of the common stock of 25% of the Purchase Price per annum payable on a monthly basis if the shares of common stock are not registered pursuant to an effective Registration Statement within a certain period of time.

Applitech Asset Purchase -
On May 18, 2005 the Company filed a Current Report on Form 8-K announcing that eNucleus, Inc. (the "Company") completed the purchase of certain assets of Applitech Solution Limited ("Applitech"), a privately held software and services company based in Ahmedabad, India. Such assets include customer contracts, accounts receivables and software. Subject to the terms and conditions of the purchase agreement, Applitech received one million shares of the common stock of the Company, 350,000 warrants at a strike price of $0.40 plus a deferred cash payment that will be equal to one-half of the net earnings of those acquired assets in 2005, not to exceed $2.5 million.

Acrux Asset Purchase -
On May 18, 2005 the Company filed a Current Report on Form 8-K announcing that it entered into an Asset Purchase Agreement and completed the purchase of certain assets of Acrux LLC ("Acrux"), a privately held company based in Illinois. Acrux provided integrated java-based educational management software systems. Such assets include customer contracts, software and server equipment. Subject to the terms and conditions of the purchase agreement, Acrux received 350,000 shares of the common stock of the Company, plus a deferred cash payment equal to ten percent of the gross revenues relating to those acquired assets for a two year period, not to exceed $2.5 million. No other material relationship between the Company or its affiliates and Acrux exists.

Management Changes -
On June 3, 2005 the Company filed a Current Report on Form 8-K announcing several management changes:

     o On May 31, 2005, eNucleus Inc. (the "Company") entered into an employment agreement with John C. Paulsen. The material terms of such agreement include a two year term, a salary of $175,000 per year and the issuance of 350,000 options to Mr. Paulsen for each year.

     o On May 31, 2005, the Company entered into an employment agreement with Dhru Desai. The material terms of such agreement include a two year term, a salary of $175,000 per year and the issuance of 350,000 options to Mr. Desai for each year.

     o On June 2, 2005, the board of directors of the Company appointed Randy Edgerton as the President and Chief Executive Officer and a member of the board of directors of the Company. Mr. Edgerton is transitioning from Executive Vice President of the Company. Prior to joining the Company, Mr. Edgerton was at TAK Industrial Corp/TAK Acquisition DBA - TAK Group serving as President from 1996 to 2004. The board of directors has not yet determined which board committee Mr. Edgerton will join. Mr. Edgerton is not related to any of the existing or nominated directors or executive officers. Mr. Edgerton has not had a direct or indirect material interest in any transaction with the Company. Mr. Edgerton's employment terms with the Company include a $150,000 annual salary and the issuance of 200,000 options per year.

     o On June 2, 2005, each of Raymond Pirtle, Jr., Augustine N. Esposito, Al Case and Ed Skoldberg was appointed a member of the board of directors of the Company. The board of directors has not yet determined which board committee Messrs. Pirtle, Esposito, Case and

          Skoldberg will join. There is no arrangement or understanding between any of Messrs. Pirtle, Esposito, Case and Skoldberg and any other individual pursuant to which any of them was appointed as a director and there are no related party transactions between any of them and the Company.

     o On June 2, 2005, John C. Paulsen stepped down from his position as Chief Executive Officer and Chairman of the Board of the Company. Mr. Paulsen remains a member of the board of directors and an employee of the Company focusing on merger and acquisitions strategy, strategic planning and corporate development.

     o On June 2, 2005, Dhru Desai stepped down from his position as President of the Company. Mr. Desai remains a member of the board of directors of the Company and will be the Chairman of the Board. Mr. Desai also remains an employee of the Company focusing on merger and acquisition strategy, corporate governance and overseas operations.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Signature                    Title                             Date
---------                    -----                             ----
/s/  Randy Edgerton          President /                       August 5, 2005
----------------------       Chief Executive Officer
     Randy Edgerton

/s/  Harley Luplow           Principal Financial               August 5, 2005
----------------------       and Accounting Officer
     Harley Luplow