Form 10QSB
period 2005-09-30
ENUCLEUS INC
filed 2005-11-15
CIK 761034

SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-QSB


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

                                 2850 Golf Road
                            Rolling Meadows, IL 60008
                     --------------------------------------
                    (Address of Principal Executive Offices)

                                  847-640-0909
               --------------------------------------------------
              (Registrant's telephone number, including area code)

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

As of September 30, 2005, the number of common stock shares outstanding is approximately 41,833,545 shares.


Transitional Small Business Disclosure Format (check one)  Yes     No  X
                                                              -----  -----

================================================================================

PART I -- FINANCIAL INFORMATION
-------------------------------

ITEM 1. FINANCIAL STATEMENTS

     CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2005
     (UNAUDITED) AND DECEMBER 31, 2004.....................................   3

     CONDENSED CONSOLIDATED (UNAUDITED) STATEMENTS OF OPERATIONS FOR
     THE THREE MONTHS ENDED SEPTEMBER 30, 2005, AND SEPTEMBER 30, 2004,
     THE NINE MONTHS ENDING SEPTEMBER 30, 2005, AND SEPTEMBER 30, 2004.....   4

     CONDENSED CONSOLIDATED (UNAUDITED) STATEMENTS OF CASH FLOWS
     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004...   5


     NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS......   6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS..........................................  14

ITEM 3. CONTROLS AND PROCEDURES............................................  15


PART II - OTHER INFORMATION
---------------------------

ITEM 1. LEGAL PROCEEDINGS..................................................  16

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS..........................  16

ITEM 3. DEFAULTS UPON SENIOR SECURITIES....................................  17

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................  17

ITEM 5. OTHER INFORMATION..................................................  17

ITEM 6. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................  19

ITEM 7. EXHIBITS AND REPORTS ON FORM 8-K...................................  20

FORM 10-QSB SIGNATURE PAGE.................................................  22

================================================================================



                             eNucleus, Inc.
                  Condensed Consolidated Balance Sheets



                                                      September 30,    December 31,
                                                          2005            2004
                                                       (unaudited)


ASSETS:

Current Assets
Cash                                                  $    157,952    $     45,800
Accounts receivable                                      3,679,311       1,039,133
Prepaid expenses                                            89,932          13,098
                                                      ------------    ------------
Total current assets                                     3,927,195       1,098,031
                                                      ------------    ------------

Due from Applitech Solution, Ltd.                           19,180         242,352
Property and equipment                                   3,563,830       1,615,203
Intangible assets                                          332,989         897,118
                                                      ------------    ------------
Total assets                                          $  7,843,194    $  3,852,704
                                                      ============    ============


LIABILITIES & STOCKHOLDER'S EQUITY


Current Liabilities
Accounts payable and accrued liabilities              $  1,368,358    $  1,085,298
Notes payable                                               76,945          70,957
Deferred revenue                                           161,203          38,632
                                                      ------------    ------------
Total current liabilities                                1,606,506       1,194,887
                                                      ------------    ------------

Long term liabilities                                      990,010         698,032

                                                      ------------    ------------
Total Liabilities                                        2,596,516       1,892,919
                                                      ------------    ------------

Common stock, $0.001 par value, 100,000,000 shares          41,834          26,999
authorized, 41,833,545 and 26,999,105 shares issued
and outstanding, respectively

Additional paid-in capital                              14,094,121      10,899,819
                                                      ------------    ------------
Accumulated deficit                                     (8,889,277)     (8,967,033)
                                                      ------------    ------------
Total stockholder's equity                               5,246,678       1,959,785
                                                      ------------    ------------
                                                      ------------    ------------
Total liabilities and stockholder's equity            $  7,843,194    $  3,852,704
                                                      ============    ============

                                         3



                                               eNUCLEUS, INC.
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)



                                                Three Months    Three Months    Nine Months    Nine Months
                                                   Ending          Ending         Ending         Ending
                                                September 30,   September 30,  September 30,   September 30,
                                                    2005            2004           2005            2004


Revenue
  From Operations                               $  2,019,498    $  1,023,446   $  5,021,198    $  2,477,272
  Other Revenue                                         --              --          405,740            --


Operating expenses                                 1,454,380         554,765      4,128,273       1,247,573

                                                ------------    ------------   ------------    ------------
Income (Loss) Before The Undernoted                  565,118         468,681      1,298,665       1,229,699


Depreciation and amortization expense                366,589         345,053        949,761         398,302
Stock based compensation expense                     (45,333)         80,000           --            80,000
Writeoff of investment                               200,000            --          200,000            --
Interest and other income (expense)                    7,808          17,724        (71,148)         17,705


                                                ------------    ------------   ------------    ------------
Net Income (loss)                               $     51,670    $     61,352   $     77,756    $    769,102
                                                ============    ============   ============    ============


Basic net income (loss) per common share        $       0.00    $       0.00   $       0.00    $       0.04
                                                ============    ============   ============    ============

Diluted net income (loss) per common share      $       0.00    $       0.00   $       0.00    $       0.04
                                                ============    ============   ============    ============



Weighted average shares outstanding - basic       39,893,920      24,286,796     34,773,077      19,411,762
                                                ============    ============   ============    ============

Weighted average shares outstanding - diluted     43,573,920      26,786,796     38,453,077      21,911,762
                                                ============    ============   ============    ============

                                                     4



                                     eNUCLEUS, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)



                                                            Nine Months    Nine Months
                                                              Ending         Ending
                                                           September 30,  September 30,
                                                               2005           2004

Cash flow from operating activities
Net Income (Loss)                                          $    77,756    $   769,102

Adjustments to reconcile net income to net cash provided
by (used in) operating activities
  Depreciation and amortization                                949,761        398,302

  Shares issued for compensation                                  --           80,000
  Shares issued for debt settlement                             60,354           --
  Changes in operating assets and liabilities               (2,146,571)    (2,201,689)

                                                           -----------    -----------
Net cash used in operating activities                       (1,058,700)    (954,285)
                                                           -----------    -----------

Cash flow from investing activities
  Capital expenditures                                      (1,867,114)       (13,237)

                                                           -----------    -----------
Net cash from (used in) investing activities                (1,867,114)       (13,237)
                                                           -----------    -----------
Cash flow from financing activities
  Changes in notes payable                                     297,966       (90,681)
  Proceeds from sale of common stock                         2,740,000        325,000
  Proceeds from sale of preferred stock                           --        1,245,370

                                                           -----------    -----------
Net cash from (used in) financing activities                 3,037,966      1,479,689
                                                           -----------    -----------

Net increase (decrease) in cash                                112,152        512,167

Cash, beginning of period                                       45,800             78

                                                           -----------    -----------
Cash, end of period                                        $   157,952    $   512,245
                                                           ===========    ===========

Non cash investing and financing activities:
  Stock issued to affect acquisition                       $   476,250    $   317,500
  Fair value of tangible assets acquired                          --          570,683
  Fair value of liabilites assumed                                --          713,440
                                                           ===========    ===========

                                           5

eNUCLEUS, INC.


                         NOTES TO CONDENSED CONSOLIDATED
                        (UNAUDITED) FINANCIAL STATEMENTS

                               September 30, 2005


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

                                       6
--------------------------------------------------------------------------------

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


                                        7
--------------------------------------------------------------------------------

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

                                       8
--------------------------------------------------------------------------------

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

Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. These financial statements should be read in conjunction with our audited consolidated financial statements and footnotes for the year ended December 31, 2004 that are included in our annual report on Form 10-KSB.

                                       9
--------------------------------------------------------------------------------

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

NOTE 4. ACCOUNTS RECEIVABLE AND OTHER LONG TERM ASSETS

Accounts receivable consists of $3,679,311 for eNucleus Inc. and its subsidiary companies.

Long-term receivables include $1,886,000 from the sale of software and services to the Indian government as well as other long term projects; $150,000 for software license and services to Summit Software.

NOTE 5. FINANCING ARRANGEMENTS

As of September 30, 2005 the Company's total long-term debt outstanding was as follows:

     I.R.S. and other state tax departments (a)                800,627
     Duke-Weeks Realty (b)                                     141,952
     Other notes payable (c)                                    50,000
     Interest on notes payable                                  74,376
                                                             ---------
                                                             1,066,955
     Less: current portion                                      76,945
                                                             ---------
     Long term liabilities                                   $ 990,010

(a) Pursuant to the Company's reorganization in 2003, holders of allowed tax claims, including the Internal Revenue Service and certain state revenue agencies, received in full satisfaction, settlement of and in exchange for its tax claim, a nine year 6.5% promissory note in an amount equal to the principal amount of its tax claims, payments of principal and interest due monthly. In April 2005 the Company and its tax advisor determined the amounts due and verified same with the tax authority. A significant portion of this debt has been abated and or paid by the company subsequent to this quarter. The Company intends to continue making regular payments to the tax authorities.

                                       10
--------------------------------------------------------------------------------

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

At the beginning of the quarter the company had 39,370,692 common shares outstanding.

During the third quarter 2,462,853 shares were issued. 115,000 shares were issued in lieu of interest on funds loaned on a short term basis to the Company; 162,668 shares were issued pursuant to the conversion of warrants, 185,185 shares were issued pursuant to the conversion of Preferred shares from the first quarter and $510,000 was realized from the sale of 2 million common shares to an accredited investor.

As of September 30, 2005 the Company had approximately 41,833,545 common shares issued and outstanding. The company has 8,326,665 common stock warrants with 2,326,665 exercisable at $0.20 per share and 6,000,000 exercisable at $0.35 per share. Additionally, there are outstanding options to purchase 5,450,000 shares of eNucleus common stock at a weighted average price of $0.23 per share which vests over a period from November 2004 through April 2007.

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

                                       11
--------------------------------------------------------------------------------

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

                                       12
--------------------------------------------------------------------------------

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

Property & Equipment                                        $   19,534
Intangible assets                                              447,904
Accounts Payables                                             (365,438)
                                                             ----------
                                                            $  380,830

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

                                       13
--------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS

Revenue. For the third quarter 2005, revenue increased approximately $996,052 or 97% to $2,019,498 from $1,023,446 in the third quarter 2004. For the first nine months of 2005, revenue increased approximately $2,543,926 or 103% to $5,021,198 from $2,477,272 in the first nine months of 2004. This increase was attributable to the acquisitions and growth of business.

                                       14
--------------------------------------------------------------------------------

Operating expenses. For the third quarter 2005, operating expenses increased approximately $899,615 to $1,454,380 from $554,765 in the third quarter 2004. For the first nine months of 2005, operating expenses increased approximately $2,880,700 to $4,128,273 from $1,247,573 in the first nine month of 2004. The majority of the increase relates to the salaries and other operating expenses associated with the acquisitions and the addition of corporate personnel.

Depreciation and amortization expense. Depreciation and amortization expense increased $21,536 to $366,589 in the third quarter of 2005 as compared to $345,053 in the third quarter of 2004. This is attributable to acquisition goodwill and purchase of intellectual property.

Net Income. Our third quarter of 2005 resulted in net income of $51,670. Our net income in the third quarter 2004 was $61,352. Excluding the impact of non-cash expense (depreciation and write off of investment), earnings were approximately $618,259 in the third quarter 2005.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Based upon an evaluation by our Chief Executive Officer and Principal Financial Officer within 90 days prior to the filing date of this Quarterly Report on Form 10-Q he has concluded that our disclosure controls and procedures

                                       15
--------------------------------------------------------------------------------
as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended, are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under such Act. (b) There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.
                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NONE

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

At the beginning of the quarter the company had 39,370,692 common shares outstanding. During the third quarter 2,462,853 shares were issued. 115,000 shares were issued in lieu of interest on funds loaned on a short term basis to the Company; 162,668 shares were issued pursuant to the conversion of warrants, 185,185 shares were issued pursuant to the conversion of Preferred shares from the first quarter and $510,000 was realized from the sale of 2 million common shares to an accredited investor.

As of September 30, 2005 the Company had approximately 41,833,545 common shares issued and outstanding. The company has 8,326,665 common stock warrants with 2,326,665 exercisable at $0.20 per share and 6,000,000 exercisable at $0.35 per share. Additionally, there are outstanding options to purchase 5,450,000 shares of eNucleus common stock at a weighted average price of $0.23 per share which vests over a periodfrom November 2004 through April 2007.

                                       16
--------------------------------------------------------------------------------

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

Name                     Age     Position

Randy Edgerton           52      Director, Chief Executive Officer and President

John C. Paulsen          42      Executive Director of Finance and
                                 Business Development

Dhru Desai               44      Chairman of the Board and Executive
                                 Director of Mergers & Acquisitions

Prakash Tambe            44      Chief Information Officer

Harley M. Luplow         49      Chief Financial Officer

Raymond Pirtle, Jr.      64      Director

Augustine N. Esposito    51      Director

Al Case                  50      Director

Ed Skoldberg             56      Director

                                       17
--------------------------------------------------------------------------------

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

                                       18
--------------------------------------------------------------------------------

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

ITEM 6. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None
                                       19
--------------------------------------------------------------------------------

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

o On September 15, 2005, eNucleus, Inc. (the "Company") entered into a Stock Purchase Agreement with a certain accredited investor for the sale of 2,000,000 shares of common stock of the Company at $0.26 per share. Under this agreement, the investor also received 500,000 warrants to purchase common stock of the Company at a strike price of $0.35. Such warrants expire five years from the date of issuance.

Applitech Asset Purchase -
On May 18, 2005 the Company filed a Current Report on Form 8-K announcing that eNucleus, Inc. (the "Company") completed the purchase of certain assets of Applitech Solution Limited ("Applitech"), a privately held software and services


                                       20
--------------------------------------------------------------------------------
company based in Ahmedabad, India. Such assets include customer contracts, accounts receivables and software. Subject to the terms and conditions of the purchase agreement, Applitech received one million shares of the common stock of the Company, 350,000 warrants at a strike price of $0.40 plus a deferred cash payment that will be equal to one-half of the net earnings of those acquired assets in 2005, not to exceed $2.5 million.

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

o On June 2, 2005, each of Raymond Pirtle, Jr., Augustine N. Esposito, Al Case and Ed Skoldberg was appointed a member of the board of directors of the Company. The board of directors has not yet determined which board committee Messrs. Pirtle, Esposito, Case and Skoldberg will join. There is no arrangement

                                       21
--------------------------------------------------------------------------------
or understanding between any of Messrs. Pirtle, Esposito, Case and Skoldberg and any other individual pursuant to which any of them was appointed as a director and there are no related party transactions between any of them and the Company.

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


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersi0gned, thereunto duly authorized.


Signature                    Title                             Date
---------                    -----                             ----
/s/  Randy Edgerton          President /                       November 14, 2005
----------------------       Chief Executive Officer
     Randy Edgerton

/s/  John Paulsen            Principal Financial               November 14, 2005
----------------------       and Accounting Officer
     John Paulsen

                                       22
--------------------------------------------------------------------------------