Form 10KSB/A
period 2005-12-31
ENUCLEUS INC
filed 2006-06-02
CIK 761034

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                 FORM 10-KSB/A2

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

                                       Or

            Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

             For the Transition period from            to
                                            ----------    ----------

                         Commission file number 0-14039

                                 eNUCLEUS, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

        Delaware                                         11-2714721
 ----------------------                      ----------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)

                      2850 Golf Road
                 Rolling Meadows, Illinois            60008
          --------------------------------------     --------
         (Address of principal executive offices)   (Zip Code)

                                 (847) 640-0909
                ------------------------------------------------
               (Registrant telephone number, including area code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The issuer's revenues were approximately $9,338,000 for the year ended December 31, 2005.

As of May 18, 2006, the market value of the issuer's common stock held by non-affiliates was approximately

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

As of May 18, 2006, the number of common stock shares outstanding is approximately 47,000,000 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (check one) Yes |_| No |X|
                                 eNUCLEUS, INC.

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

The company is a Software as a Service (SAAS) vendor providing its applications and Business Process Management (BPM) solutions on a per-month/per-seat/per-use basis. The Company's current software and services span 22 countries in five continents and operate in multiple languages.

For accelerated growth, eNucleus has its own off shore engineering center that focuses on new development, integration and customization for its acquired software applications.

Strategy

Focus: Deliver applications and services to two primary verticals (Insurance and Energy) where there are tightly defined oportunties focused on genuine industry challenges.

Acquisitions: The Company intends to acquire Technology Applications as product extensions to our existing technology, specialized BPO Centers to further extend our back office services and consulting companies that would utilize our technology as an intricate part of their services offerings.

Leverage and scale: The Company's innovative applications combined with off shore services enable significant cost savings to its customers and higher margins for the Company. The Company will rely on its global sales force for exponential growth and its India Engineeering Center for customer integrations, managed services and product advancement.

Market Environment

Software industry experts have stated that "By 2010, 30 percent of software revenue will be derived from software delivered via SAAS models". The past few years have seen the evolution of several new service delivery models, such as technology outsourcing for development, utilizing internet-based software delivery for the reduction of capital expenditures on costly internal IT infrastructure, as well as a greater acceptance of using 3rd parties for back office processing needs. While clearly the issue for most companies that have moved to these new service delivery models was the reduction of costs, it is clear that the trend for the future will be to look beyond just "cost" and try to uncover more "value" from these new service delivery opportunties.

Another market factor that has shaped the decisions of the Company in its growth strategy is the tremendous opportunities that exist in the global marketplace. NASSCOM is India's National Association of Software and Service Companies, the premier trade body and the chamber of commerce of the IT software and services industry in India. NASSCOM is a global trade body with over 950 members, of which over 150 are global companies from the US, UK, EU, Japan and China. These members currently account for over 95 percent of the revenues of the software industry in India. NASSCOM's member companies are in the business of software development, software services, software products and IT-enabled/BPO services. Nasscom recently completed a survey of the industry body and reported that the India domestice IT market would grow to $4.3 billion in 2005-2006 from $3.5 billion in 2004-2005

The current market environment for SAAS companies along with the global opportunities found in developing nations such as India would appear to have created a number of opportunities within the software industry in which numerous software products currently enjoy market favor. However many of these companies may not have the infrastructure, services component or developed utilizing the latest technology tools that would enable them to deliver their applications utilizing the SAAS model. Also, in developing countries such as India, price becomes a critical factor for companies to utilize technology and thus the SAAS model is considered more favorable due to the concern of capital expenditures on costly internal IT infrastructure.

The situation for traditional software companies is further complicated by the limited availability of development monies within today's capital markets. This has resulted in software companies being forced to delay product conversions to SAAS models or to re-invest their earnings into efforts to re-tool for the Internet--with neither being an attractive alternative for companies trying to protect their bottom line in today's economy.

Products - US Based Only

      o Benefits Accelerator Online Benefits Management for Brokers, Agencies & Employers The Benefits Accelerator product is a hosted application that optimizes and streamlines the benefits enrollment and administration process for employers, employees, brokers, agents and insurance carriers.

      o FuelPilot Online Fuels Pricing Optimization for Fuel Buyers FuelPilot provides Fuel buyers with an application for optimizing, monitoring and managing fuels purchase decision making, including Supplier contract committments and compliance.

      o OilPilot Online Data Management for Equipment Oil Analysis OilPilot is an Oil Analysis Data Management program that provides users with the tools and functionality for effectively managing equipment oil analysis online.

Products - Asia Pacific Region, India and Europe

      o Tendercity Procurement management for Industrial, Institutional & Government Buyers Tendercity provides a comprehensive online platform for buyers to manage their procurement processes. The platform features eProcurement, eAuction (both forward & reverse), and eCatalog capabilities.

      o FuelPilot Online Fuels Pricing Optimization for Fuel Buyers FuelPilot provides Fuel buyers with an application for optimizing, monitoring and managing fuels purchase decision making, including Supplier contract committments and compliance.

      o OilPilot Online Data Management for Equipment Oil Analysis OilPilot is an Oil Analysis Data Management program that provides users with the tools and functionality for effectively managing equipment oil analysis online.

Services - Global

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

Components of Products and Sevices

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

Management believes that eNucleus has a competitive advantage over its competitors who typically charge considerable professional service fees to customize pre-packaged solutions. The company is competitive in its market based upon the following:

* Early Mover - By acquiring industry leading applications and enhancing them with managed services, eNucleus continually stays ahead of its competition.

* Niche Market Leader - eNucleus' embedded customer base provides ample opportunity for growth and longevity.

* Offshore Technology and BPO - eNucleus' offshore programming and back office support staff provide a 70% cost savings over domestic equivalents.

* Internet Standards Based Approach - eNucleus continues to deploy its applications via Internet driven protocols to provide an open environment that can integrate with the multitude of client architectures.

* Significant Barriers to Entry - The two-year timeline to replicate eNucleus' proprietary industry specific applications provides a considerable barrier to entry. This is additionally enhanced by eNucleus' inherent ability to integrate its applications with the new Internet economy.

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

The company continued operations as a debtor-in-possession under the supervision of the Bankruptcy Court and on November 6, 2003, the Court confirmed our Plan of Reorganization and allowed the Company to successfully emerge from its Chapter 11 reorganization. In accordance with the plan, holders of certain allowed claims received 1 share of common stock for every $3.00 of debt and the Company's common stock underwent a 1 for 6 reverse stock split. In March of 2004, the Company underwent an additional 1 for 10 reverse stock split upon its emergence from bankruptcy.

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

In May of 2004, eNucleus notified Primewire of its' intent to set-off amounts against its' purchase price of the Primewire assets pursuant to several alleged breaches of the contract. As a direct result of Primewire's alleged defaults under the Agreement, eNucleus and Financial ASPx filed for arbitration to mitigate damages and attempt to reduce the purchase price of the acquired assets. Under the terms of settlement reached in December 2004, eNucleus has agreed to pay Primewire $400,000, assign certain accounts receivable and return certain customer contracts. This combination of consideration represents the final amounts due under the asset purchase agreement and eliminates any adverse security interest in Primewire's assets. By December 31, 2005 eNucleus completed the transfer of all recievables and the final payment of $400,000.

In June 2004, we acquired TAK Acquisition Co., a privately held internet-enabled petroleum supply chain network ("TAKGroup"). TAKGroup provides comprehensive "value-chain" automation solutions for the petroleum industry and its technology suite provides software solutions through the Internet to manage the distribution functions for suppliers, marketers and end-users in the petroleum industry. TAKGroup eliminates inefficiencies in product sales, value-added service delivery, promotional information communication, and other labor-intensive customer support processes. TAKGroup's technology solutions can be deployed in whole or in parts across the petroleum supply chain, leveraging existing relationships and established behaviors. Under the terms of the acquisition agreement, TAKGroup received 650,000 shares of eNucleus common stock, 150,000 of which are subject to forfeiture if the TAKGroup business unit fails to generate a minimum of $1.25 million in annualized revenue in the first 12 months following the closing. In addition, members of the management team of TAKGroup received 150,000 shares of our common stock subject to vesting over a one-year period and 250,000 options were issued to employees, which are subject to vesting over a two-year period. TAKGrOUP hit its revenue goal of $1.25 million in the first 12 months of operation and has recieved all shares and consideration pursuant to its purchase agreement.

On August 1, 2004 the Company acquired all the outstanding stock of Frontier Technologies, a Singapore based company. The purchase price was the assumption of certain debts and common stock to be issued over a twelve-month period based on 3.5 times 2005 calendar year net earnings. Because Frontier Technologies incurred a loss in 2005 no additional consideration was paid.

On October 1, 2004 the Company acquired certain contract rights for the continued servicing of Applitech Solutions, an India-based company. Under the asset purchase agreement eNucleus would maintain monthly client contracts producing $500,000 to $700,000 of revenue for 50% of the net income on a collected basis. Under the contract eNucleus was to service Applitech's clients for a two year period.

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

On May 10,2005, eNucleus has agreed to amend its purchase agreement with Applitech Solutions in that Applitech received an amended amount of Three Million 3,000,000 shares of eNucleus Common Stock, all cash previously paid pursuant to the purchase agreement and a transfer of receivables less any amounts owed by eNucleus to Applitech as final payment due under the Purchase and Sale Agreement.

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

Employees

As of May 19, 2006 we employed 162 full time personnel in the United States and our Asia Pacific operations (Singapore and India). We also contract with several outside parties to provide certain engineering, sales and administrative services on an as needed basis. Our employees are not subject to collective bargaining agreements and we consider our relationships with our employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTIES

eNucleus' maintains its executive office at 2850 Golf Road, Rolling Meadows, IL 60008. We also lease and own certain operating facilities in Vancouver, Washington, Singapore, and multiple locations in India.

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

                                           Common Stock
                                           ------------
Period                                      Low Bid (1)           High Bid (1)
--------                                    -----------           ------------

2005
4th Quarter                                     $0.33                  $0.15
3rd Quarter                                     $0.28                  $0.14
2nd Quarter                                     $0.41                  $0.25
1st Quarter                                     $0.59                  $0.36

2004
4th Quarter                                     $0.30                  $0.53
3rd Quarter                                     $0.31                  $0.55
2nd Quarter                                     $0.25                  $0.45
1st Quarter                                     $0.28                  $0.51

2003
4th Quarter                                     $0.18                  $0.75
3rd Quarter                                     $0.17                  $0.68
2nd Quarter                                     $0.14                  $0.95
1st Quarter                                     $0.18                  $1.20


The approximate number of record holders of our common stock on May 4, 2006 was 500, as shown on the records of our transfer agent and registrar of the common stock. Since many shares may be held by investors in nominee names, such as the name of their broker or their broker's nominee, the number of record holders often bears little relationship to the number of beneficial owners of our common stock.

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

Recent Sales of Unregistered Securities.

Accredited Investor Stock Purchase -

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

On May 6, 2005, eNucleus, Inc. (the "Company") entered into a Stock Purchase Agreement with Barron Partners for the sale of 8,000,000 shares of common stock of the Company at $0.26 per share. Under this agreement, the investor also received 2,000,000 warrants to purchase common stock of the Company at a strike price of $0.35. Such warrants expire five years from the date of issuance.

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

On September 15, 2005, eNucleus, Inc. (the "Company") entered into a Stock Purchase Agreement with Sigma Capital, an accredited investor for the sale of 2,000,000 shares of common stock of the Company at $0.26 per share. Under this agreement, the investor also received 500,000 warrants to purchase common stock of the Company at a strike price of $0.35. Such warrants expire five years from the date of issuance.

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

We earn revenues through the sale of software and related services including customization, implementation, hosting, consulting and business process outsourcing. Customers are billed for the services upon delivery of products and services and over the course of an engagement at a measured rate or on a recurring fixed-price basis. Operating expenses consist primarily of direct labor and benefits, subcontracted labor or other outside services, commissions, sales and support personnel advertising cost and depreciation and amortization expense, which consists primarily of the depreciation of our intangible assets. We expect these expenses to increase in the future due to the growth of the company.

Business Strategy

Focus: Deliver applications that are concentrated on innovating and accelerating the supply chain business process.

Leverage and scale: The Company will rely on its global sales force for exponential growth and its Far East operations for customer integrations, managed services and product advancement to fully leverage the company's cost structure.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues

For 2005, revenues were $9,338,000 compared to $3,204,000 for 2004. We have begun an aggressive strategy to increase our revenues and operations. In May 2005, we completed our Indian acquisition which accounted for $6.6 million in the Company's 2005 revenues.

Cost of goods sold

For 2005, cost of goods sold related to the purchase and customization of software sold. There was none in 2004.

Operating expenses

For 2005, operating expenses increased approximately $1,589,000 to $3,798,000 from $2,209,000 in 2004. The majority of the increase relates to the expansion to a global market as well as the retooling our products for this expanded market.

For 2005, stock options expense was $208,959 compared to $0 in 2004.

Depreciation and amortization expense increased $783,000 to $1,553,000 in 2004 as compared to $770,000 in 2004. The increase was primarily a result of additional intangible assets acquired through our acquisitions.

Net income

Our net loss was $310,000 for 2005 compared to net income of $445,000 in 2004. Excluding the impact of certain non-cash and non-recurring expenses, including the write off of investment, stock options expense and depreciation, net income was $1,651,000 in 2005 compared to net income of $1,237,000 in 2004. This increase in profit is a result of the Company's continued cost containment and reduction efforts, increased sales efforts of its products and a result of profitable acquisitions.

Liquidity and Capital Resources

The satisfaction of the Company's cash requirements hereafter will depend in large part on its ability to successfully generate revenues from operations and raise capital to fund operations. There can, however, be no assurance that sufficient cash will be generated from operations or that unanticipated events requiring the expenditure of funds within its existing operations will not occur. Management is aggressively pursuing additional sources of funds, the form of which will vary depending upon prevailing market and other conditions and may include high-yield financing vehicles, short or long-term borrowings or the issuance of equity securities. Capital raising activities in 2005 totaled $2.7 million compared to $1.5 million in 2004. Working capital at the end of 2005 totaled $0.6 million compared to ($0.1) million in 2004.

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

Revenue Recognition

Services

We recognize revenue upon providing service or delivery to our clients. Billings made or payments received in advance of providing services are deferred until the period in which the services are provided. Certain contracts with customers may contain service level commitments, which may require us to provide credits if required service level commitments are not met. These amounts, if any, are accounted for in cost of sales. To date, credits issued under these arrangements have been immaterial.

License Agreements and Sales of Source Code

We recognize revenue from license agreements each month over the term of the agreements. Support revenues from customers who purchase our premium support offerings are recognized ratably over the term of the support contract. Consulting services and training revenues are accounted for separately from license and support revenues because these services have value to the customer on a standalone basis and there is objective and reliable evidence of the fair value of the undelivered elements. Our arrangements do not contain general rights of return. Consulting revenues are recognized upon completion of the contracts that are of short duration (generally less than 60 days) and as the services are rendered for contracts oflonger duration. Revenues from the sales of our source codes, are recognized revenue in the period in which the obligations relating to such transaction have been completed.

Multi-Year Licenses

Revenue from multi-year software licensing arrangements is accounted for as subscriptions, with billings recorded as unearned revenue and recognized as revenue ratably over the billing coverage period. Revenue for retail packaged products, products licensed to original equipment manufacturers (OEMs), and select sales of certain source codes of software products are generally recognized as products are shipped, with a portion of the revenue recorded as unearned related to undelivered elements recoreded as unearned. Unearned elements can include free post-delivery telephone support or the right to receive unspecified upgrades enhancements on a when-and-if-available basis for a period of time. The amountof revenue allocated to undelivered elements is recognized as revenue related to delivered elements. Unearned revenue due to undelivered elements Is recognized ratably over the service period specified or estimated product life.

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

Accordingly, if a software transaction does not require significant production, modification or customization, then the following criteria must be met before revenue derived from each element of the transaction can be recognized.

Income Taxes

We have a history of losses. These losses generated sizeable federal net operating loss ("NOL") carry forwards.

Generally accepted accounting principles require that we record a valuation allowance against the deferred income tax asset associated with these NOL carry forwards and other deferred tax assets if it is "more likely than not" that we will not be able to utilize them to offset future income taxes. Due to our history of unprofitable operations, we only recognize net deferred tax assets in those subsidiaries in which we believe that it is "more likely than not" that we will be able to utilize them to offset future income taxes in the future. We currently provide for income taxes only to the extent that we expect to pay cash taxes on current income.

It is possible, however, that we could be profitable in the future at levels which cause management to conclude that it is more likely than not that we will realize all or a portion of the NOL carry forwards and other deferred tax assets. The net operating loss carry forwards may be limited in accordance with
Section 382 of the Internal Revenue Code of 1986, as amended, based on certain changes in ownership that have occurred, or could occur in the future. Upon being profitable, we would immediately record the estimated net realizable value of the deferred tax assets at that time and would then provide for income taxes at a rate equal to our combined federal and state effective rates. Subsequent revisions to the estimated net realizable value of the deferred tax assets could cause our provision for income taxes to vary significantly from period to period.

Long-Lived Assets

We review the carrying value of our long-lived assets held for use whenever circumstances indicate there may be an impairment. For all assets, the carrying value of a long-lived asset is considered impaired if its fair value is less than the carrying value of the asset. If this occurs, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. The fair value is determined by applying a market-rate multiple to the estimated near-term future revenue stream expected to be produced by the segment. We have adopted SFAS No. 142, "Goodwill and Other Intangible Assets."

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The following financial statements for eNucleus and independent auditors' report as of December 31, 2005 and 2004 and for the years then ended are filed as part of this report on Form 10-KSB beginning on page F-1.

      o     Report of Independent Public Accountants

      o     Balance Sheets as of December 31, 2005 and 2004

      o     Statements of Operations for the years ended December 31, 2005 and
            2004

      o Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2005 and 2004

      o Statements of Cash Flows for the years ended December 31, 2005 and 2004 Notes to the Financial Statements

ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 8A. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, eNucleus management (including our Chief Executive and Financial Officer), John Paulsen conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in the Exchange Act Rule 13a-14.

Based on that evaluation, Mr. Edgerton concluded that the Company's disclosure controls and procedures were effective as of the date of the evaluation. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date of the most recent evaluation.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table contains certain information with respect to our directors and executive officers:

----------------------   --------   -----------------------------------------
Name                      Age       Position as of the year ended 12/31/05
----------------------   --------   -----------------------------------------
Dhru Desai                44        Chairman of the Board/Director
----------------------   --------   -----------------------------------------
Randy Edgerton            51        President
----------------------   --------   -----------------------------------------

Dhru Desai, Mr. Desai has served as Chairman of the Board of eNucleus since April 2005 Prior to joining eNucleus, Mr. Desai was the founder and CEO of Cronus Technologies, Inc. He successfully built the IP signaling business to $25 million in revenues prior to divesting it to Cisco, FastCom and Advanced Fiber. Mr. Desai has an MS in Computer Science from the Illinois Institute of Technology

Randy Edgerton, has served as the President and CEO of eNucleus since April of 2005. Mr. Edgerton is responsible for the day to day management of eNucleus. Mr. Edgerton has over 20 years of experience in sales and marketing in information technology. His experience spans large complex computer and network solutions, software development and support, and IT systems distribution, sales and support

Board of Directors

eNucleus board is comprised of Dhru Desai, Randy Edgerton, John Paulsen, Albert Case, Ray Pirtle, Gus Esposito and Ed Skoldberg.

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

Add other Bios

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

ITEM 10.  EXECUTIVE COMPENSATION

The following table summarizes the compensation paid for the years ended December 31, 2005, 2004 and 2003 to the individuals who served as our chief executive officer during such periods and those serving as current executive officers.

--------------------------------------------------------------------------------
Summary Compensation Table
--------------------------------------------------------------------------------
                                                               All Other
Name and Principal Position   Year    Salary ($)  Bonus ($)   Compensation ($)
--------------------------- ------- ------------ ----------- ------------------
John C. Paulsen,              2005      79,808           0            72,636
Previous CEO,                 2004      57,692
and  Secretary                2003           0
--------------------------- ------- ------------ ----------- ------------------
Dhru Desai, President,        2005      79,808           0            67,687
principal                     2004      57,692
--------------------------- ------- ------------ ----------- ------------------
Randy Edgerton CEO/President  2005     123,062
                              2004      69,231           0                  0
--------------------------- ------- ------------ ----------- -----------------

The following table summarizes the individual grants of stock options made during the most recent fiscal year to the individuals who served as our named executive officers.

Summary Option Grants in Last Fiscal Year Table

------------------- ------------- --------------- ---------
                      Date          Exercise        Total
                     Issued          Price          Shares
------------------- ------------- --------------- ---------
John Paulsen        5/1/2005       $   0.260        700,000
------------------- ------------- --------------- ---------
Dhru Desai          5/1/2005       $   0.260        700,000
------------------- ------------- --------------- ---------
Randy Edgerton      5/1/2005       $   0.300        300,000
------------------- ------------- --------------- ---------

                                                  1,700,000
------------------- ------------- --------------- ---------


Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

None

Compensation of Directors

Each outside board member of eNucleus received ___________________ as compensation for serving as the Company's directors during the last fiscal year.

Employment Contracts

The Company is currently in the process of appointing and entering into employment agreements with its executive officers.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

In January 2004, the Board of Directors authorized and shareholders approved a one for ten reverse stock split of all issued and outstanding common stock, effective February 18, 2004. The par value of the common stock was maintained at the pre-split amount of $.001 per share and the authorized capital was maintained at 100,000,000 shares of common stock, and the par value of the preferred stock was maintained at the pre-split amount of $0.001 per share, and the authorized capital was maintained at 20,000,000 shares of preferred stock. All references to common shares and per share amounts have been restated to reflect this reverse stock split on a retroactive basis, exclusive of fractional shares.

Security Ownership of Certain Beneficial Officers

The following table sets forth the number of shares of common stock beneficially owned as of May 4, 2006 by each person known by us to beneficially own more than 5% of the common stock of eNucleus. A beneficial owner of a security includes any person who has the power to vote or sell the shares.

Name of Beneficial Owner (1)      Amount and Nature of      Percent of Class (3)
----------------------------      --------------------      --------------------
                                 Beneficial Ownership (3)
                                 ------------------------
Rotate Black                            8,856,955                   18.8%
Barron Partners                         8,000,000                   16.9%

Security Ownership of Directors and Executive Officers

The following table sets forth the number of shares of common stock beneficially owned as of May 6, 2006 by (i) each of our directors, (ii) our executive officers and (iii) all directors and executive officers as a group. A beneficial owner of a security includes any person who has the power to vote or sell the shares.

--------------------------     --------------------     ----------------
Name of Beneficial Owner       Amount and Nature of     Percent of Class
--------------------------     --------------------     ----------------
                               Beneficial Ownership
--------------------------     --------------------     ----------------
John C. Paulsen (1)             1,314,900 (2)               2.8%
--------------------------     --------------------     ----------------
Dhru Desai (1)                  1,873,883 (3)               4.0%
--------------------------     --------------------     ----------------
All directors and
executive  officers, as         3,188,783                   6.8%
a group
--------------------------     --------------------     ----------------

(1) The mailing address is c/o eNucleus 2850 Golf Road, Rolling Meadows, IL 6008

(2) Includes shares held directly by Mr. Paulsen and Kelly Paulsen JTE

(3) Includes shares controlled by Mr. Desai through Congruent Ventures

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2005, the Company entered into a transaction, whereby it sold two of their subsidiaries Financial ASPx and Supply Chain ASPx, Inc., to Rotate Black Investment Fund 1, LLC (Rotate Black) which agreed to assume liabilities to the Internal Revenue Service and certain other state revenue agencies, in exchange for a note from the Company. The Companies sold to Rotate Black had only liabilities recorded, but had the right to enter into a long term license for software applications, which had limited use and could be replicated for approximately $75,000. These licenses were never issued to Rotate Black and the application to the venture for which they were to be used, has been abandoned.

The amount of the note payable to Rotate Black totaling $822,376 as of December 31, 2005 accrues interest at 10% per annum and unpaid interest and principal are due in November 2007.

Rotate Black is a shareholder of the Company and one of its owners is a director and shareholder of the company.

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

Applitech Asset Purchase -
On May 18, 2005 the Company filed a Current Report on Form 8-K announcing that eNucleus, Inc. (the "Company") completed the purchase of certain assets of Applitech Solution Limited ("Applitech"), a privately held software and services

On March 31, 2006 we filed an NT-10K seeking an extension of time to file our 2004 Form 10-KSB.

On May 15, 2005, we filed an amended extension NT-10K/A related to our 2004 Form 10-KSB filing.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company was billed for audit services rendered by the independent auditors $60,000 and $50,000 during 2005 and 2004, respectively. No Audit-Related fees or Tax fees were incurred by the Company. The Board of Directors reviewed and discussed the Company's audited financial statements for the fiscal year ended December 31, 2005, with management and the independent auditors.

                                    SIGNATURE


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed by the undersigned, thereunto duly authorized.


Date:  May 18, 2006

                                        By:  /s/  Randy Edgerton
                                           -------------------------------------
                                                  Randy Edgerton
                                                  Chief Executive Officer


                                        By:  /s/  John Paulsen
                                           -------------------------------------
                                                  John Paulsen
                                                  Principal Financial Officer


Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                        Title                           Date
----------                       -----                           ----


/s/  Randy Edgerton              Chief Executive Officer,        May 19, 2006
-------------------------------  Chairman of the Board
     Randy Edgerton              and principal


/s/  John Paulsen                Financial and Accounting        May 19, 2006,
-------------------------------  Officer
     John Paulsen

                                  EXHIBIT INDEX

Exhibit No.   Description
-----------   ------------

21            Subsidiaries of eNucleus, Inc.

23.1          Consent of Miller & Ellin

31 Certification of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                 eNUCLEUS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE YEAR ENDED DECEMBER 31, 2005 AND 2004

                                                                        PAGE


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                 F2

CONSOLIDATED BALANCE SHEET                                              F3

CONSOLIDATED STATEMENTS OF OPERATIONS                                   F4

CONSOLIDATED STATEMENTS OF  SHAREHOLDERS' EQUITY
        (DEFICIT)                                                       F5 - F6

CONSOLIDATED STATEMENTS OF CASH FLOWS                                   F7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              F8 - F21

Board of Directors and Stockholders
eNucleus, Inc.


We have audited the consolidated balance sheet of eNucleus, Inc. as of December 31, 2005, and the related combined statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of eNucleus, Inc. as of December 31, 2004, were audited by other auditors whose report, dated April 13, 2005, on those statements included an explanatory paragraph that described their doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2005 financial statements referred to above present fairly, in all material respects, the financial position of eNucleus, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



Miller Ellin & Company                              CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
May 17, 2006
eNUCLEUS, INC.
Consolidated Balance Sheet
As of December 31, 2005

--------------------------------------------------------------------------------
ASSETS
    CURRENT
        Cash                                                   $    11,558
        Accounts receivable, net of allowance for doubtful
        accounts of $30,493                                      3,308,490
        Prepaid expenses                                            32,023
                                                               -----------
    Total Current Assets                                         3,352,071

    OTHER
        Due from Applitech Solution, Ltd.                          262,731
        Property and equipment, net                                 40,418
        Intangible assets                                        5,594,860
                                                               -----------

                                                               $ 9,250,080
-----------------------------------------------------------------------------

LIABILITIES
    CURRENT
        Accounts payable and accrued expenses                  $ 2,134,015
        Notes payable                                              181,951
        Deferred revenue                                           454,092
                                                               -----------
Total Current Liabilities                                        2,770,058

    LONG-TERM
        Notes payable - related party                              822,376
                                                               -----------

Total Liabilities                                                3,592,434
                                                               -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock 20,000,000 shares authorized, issued
and outstanding - none                                                --
Common stock authorized 100,000,000 shares $0.001 par value,
issued and outstanding - 44,008,545                                 44,009
Additional paid-in capital                                      14,891,036

Accumulated deficit                                              (9,277,399)
                                                               -----------

Total Shareholders' Equity                                       5,657,646
                                                               -----------

                                                               $ 9,250,080
-----------------------------------------------------------------------------


{See accompanying notes.}
eNUCLEUS, INC.
Consolidated Statements of Operations
For the years ended December 31, 2005 and 2004
--------------------------------------------------------------------------------

                                                      2005            2004
                                                  ------------    ------------

REVENUES                                          $  9,338,016    $  3,204,456

COST OF GOODS SOLD                                   3,889,154            --
                                                  ------------    ------------
GROSS PROFIT                                         5,448,862       3,204,456

OPERATING EXPENSES                                   5,559,228       3,001,508
                                                  ------------    ------------

INCOME (LOSS) FROM OPERATIONS                         (110,366)        202,948
                                                  ------------    ------------

OTHER INCOME (EXPENSE)
Income from Tendercity                                    --           242,352
Write off of investment                               (200,000)           --
                                                  ------------    ------------
                                                      (200,000)        242,352
                                                  ------------    ------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES       (310,366)   $    445,300

PROVISON FOR INCOME TAXES                                 --              --
                                                  ------------    ------------
NET INCOME (LOSS)                                 $   (310,366)   $    445,300
                                                  ============    ============

BASIC NET INCOME (LOSS) PER COMMON
    SHARE                                         $      (0.01)   $       0.02
                                                  ============    ============

DILUTED NET INCOME (LOSS) PER COMMON SHARE        $      (0.01)   $       0.02
                                                  ============    ============

WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING  (BASIC)                     36,628,318      19,606,805
                                                  ============    ============

WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING (DILUTED)                    36,628,318      26,711,996
                                                  ============    ============

{See accompanying notes.}
eNUCLEUS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
For the Year Ended December 31, 2005 and 2004

------------------------------------------------------------------------------------------------------------------------------------
                                                                                           ADDITIONAL
                                             PREFERRED STOCK          COMMON STOCK          PAID-IN     ACCUMULATED
                                            SHARES      AMOUNT     SHARES       AMOUNT      CAPITAL       DEFICIT          TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, January 1, 2004                    1,453,779  $  1,454   95,279,384  $   95,278  $  8,538,992  $(9,412,333)   $   (776,609)

Common share reverse stock split                 --        --    (85,751,445)    (85,751)       85,751         --              --
Issuance of shares for acquisitions              --        --        850,000         850       400,150         --           401,000
Issuance of common stock issued upon
    conversion of debt                           --        --          2,500           3        16,124         --            16,127
Common stock issued for employment
    services                                     --        --        466,400         467       109,533         --           110,000
Common stock issued for services provided        --        --        530,000         530       135,108         --           135,638
Preferred stock issued for cash               361,112       362         --          --         324,638         --           325,000
Preferred stock issued for services            90,000        90         --          --          89,910         --            90,000

Conversion of preferred shares to common
    shares                                 (1,904,891)   (1,906)  11,640,784      11,641        (8,166)        --             1,569
Warrants issued for cash                         --        --      1,203,705     119,167          --        120,370           1,203
Issuance of common shares for cash               --        --      2,777,777   1,006,782          --      1,009,560           2,778
Stock options issued for acquisitions            --        --           --          --          81,830         --            81,830
Net income                                       --        --           --          --            --        445,300         445,300
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 2004                       --    $   --     26,999,105  $   26,999  $ 10,899,819  $(8,967,033)   $  1,959,785
===================================================================================================================================

{See accompanying notes.}
eNUCLEUS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
For the Year Ended December 31, 2005 and 2004

------------------------------------------------------------------------------------------------------------------------------------
                                                                                           ADDITIONAL
                                             PREFERRED STOCK          COMMON STOCK          PAID-IN     ACCUMULATED
                                            SHARES      AMOUNT     SHARES       AMOUNT      CAPITAL       DEFICIT          TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, January 1, 2005                         --    $   --     26,999,105   $  26,999  $ 10,899,819  $(8,967,033)   $  1,959,785

Issuance of shares for acquisitions              --        --      3,525,000       3,525     1,065,225        --          1,068,750
Common stock issued for services                                   2,559,664       2,560        57,917        --             60,477
Warrants issued for cash                         --        --        162,668         163         1,464        --              1,627
Issuance of common shares for cash               --        --     10,762,108      10,762     2,657,652        --          2,668,414
Stock options issued                             --        --           --          --         208,959        --            208,959
Net income                                       --        --           --          --            --       (310,366)       (310,366)
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 2005                       --    $   --     44,008,545  $   44,009  $ 14,891,036  $(9,277,399)   $  5,657,646
===================================================================================================================================

{See accompanying notes.}
eNUCLEUS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDING DECEMBER 31, 2005 AND 2004

CASH FLOWS FROM OPERATING ACTIVITIES                                           2005           2004
                                                                            -----------    -----------
      Net income (loss) for the year                                        $  (310,366)   $   445,300
      Adjustments to reconcile net income (loss) to net cash
        used in operating activities
          Shares issued in consideration of services                             60,477        351,765
          Stock option compensation                                             208,959           --
          Loss on disposal of assets                                             12,147           --
          Write off of investment                                               200,000           --
          Provision for bad debts                                               181,295           --
          Accrued interest on notes payable                                      86,545           --
          Depreciation and amortization                                       1,552,500        770,319
          Changes in operating assets and liabilities:
               Deferred revenue                                                 415,460         38,632
               Due from Applitech Solution, Ltd.                                (20,379)      (242,352)
               Accounts receivable                                           (6,368,208)    (2,404,769)
               Prepaid expenses                                                 (18,925)         2,941
               Payables and accrued expenses                                  2,950,200        774,893
                                                                            -----------    -----------

Net cash used in operating activities                                        (1,050,295)      (263,271)
                                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of intangible assets                                          (1,853,295)    (1,285,043)
      Purchase of property and equipment                                           --         (127,776)
                                                                            -----------    -----------
Net cash used in investing activities                                        (1,853,295)    (1,412,819)
                                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Increase in notes payable                                                 467,446        266,882
      Payments of notes payable                                                (268,139)          --
      Proceeds from issuance of shares and exercise of warrants               2,670,041      1,454,930
                                                                            -----------    -----------
Net cash provided by financing activities                                     2,869,348      1,721,812
                                                                            -----------    -----------

NET INCREASE (DECREASE) IN CASH                                                 (34,242)        45,722
CASH, BEGINNING OF YEAR                                                          45,800             78
                                                                            -----------    -----------
CASH, END OF YEAR                                                           $    11,558         45,800
                                                                            ===========    ===========

NON-CASH FINANCING AND INVESTING ACTIVITIES
      Purchase of intangible assets                                         $       --      $   345,904
      Stock options issued for asset acquisition                                    --           81,830
      Shares issued for asset acquisition                                      1,068,750        401,000
      Transfer of accounts receivable and liabilities forgiven for assets
      acquired                                                                 1,765,559           --

{See accompanying notes.}
eNUCLEUS, INC.
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
--------------------------------------------------------------------------------

1.    NATURE OF OPERATIONS

      eNucleus, Inc. ("eNucleus" or the "Company") is a software and managed hosting company. The Company provides business process solutions that enable any organization to increase productivity and reduce costs through its suite of "off the shelf" Internet-based software products and services. eNucleus' business strategy is to acquire companies that have proprietary software applications that fulfill core and niche business processes.

      The consolidated financial statements present the accounts of eNucleus, Inc. and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

      On November 6, 2003, eNucleus received its final decree from the United States Bankruptcy Court for the Northern District of Illinois, successfully concluding the Company's restructuring and emergence from bankruptcy. Amounts due to settle known claims remaining upon emergence from bankruptcy are included in notes payable.

2.    SIGNIFICANT ACCOUNTING POLICIES


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

      PROPERTY AND EQUIPMENT
      Property  and  equipment  are  stated  at  cost  and   depreciated   on  a
      straight-line   basis  over  their  respective   estimated  useful  lives.
      Maintenance  and repairs are  charged to expense as  incurred.

      INTANGIBLE ASSETS
      Intangible assets that have a finite life are recorded at cost and amortized over their estimated lives on a straight line basis. Intangible assets having lives that are not estimatable are reviewed annually for impairment. When evaluating whether such an intangible is impaired, the Company compares its fair market value to its' carrying amount. An impairment loss is recognized if the asset's carrying amount exceeds its' fair value.

      FAIR VALUE OF FINANCIAL INSTRUMENTS
      The fair values of the Company's financial instruments which consist of cash, accounts receivable, prepaid expenses, notes and accounts payable and deferred revenue, approximate their carrying value.

eNUCLEUS, INC.
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
--------------------------------------------------------------------------------

2.    SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

      CONCENTRATIONS OF CREDIT RISK

      Major Customers

      Two customers totaled approximately 41% of sales for the year ended December 31, 2005. Approximately 71% of the total accounts receivable at December 31, 2005 is due from three customers, with one customer comprising 45% of the total.

      Cash

      The Company maintains cash balances in banks, which, at times, may exceed the limits of the amount insured by the Federal Deposit Insurance Corporation limit. The Company has not experienced any losses to date as a result of this policy, and management believes there is little risk of loss.

      Accounts Receivable

      Accounts receivable are reported net of an allowance for doubtful accounts. The allowance is based on management's estimate of the amount of receivables that will actually be collected. Management performs on-going credit evaluations of its customers and provides an allowance based on credit history and worthiness of its customers. Receivables are written off when deemed uncollectible.

      INCOME TAXES

      Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates estimated to be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities.

      STOCK OPTION PLANS

      Stock-based compensation to employees and non-employees is accounted for using a fair value method of accounting. Under this method the estimated fair value of the stock-based compensation is recognized in earnings and compensation expense is calculated on the date that an option is granted, and recorded as an expense over the vesting period

      FOREIGN CURRENCY TRANSLATION

      Foreign entities whose functional currency is the United States dollar, translate monetary assets and liabilities at year-end exchange rates, and non-monetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for depreciation, cost of product sales and revenue, and expenses associated with non-monetary balance sheet accounts, which are translated at historical rates. Gains or losses from changes in exchange rates are recognized in consolidated income in the year of occurrence. Foreign entities whose functional currency is not the United States dollar translate net assets at year-end rates and income and expense accounts at average exchange rates. Adjustments resulting from these translations are reflected in the consolidated statements of shareholders' equity as cumulative translation adjustments. No adjustments were made as the adjustments were not material.

eNUCLEUS, INC.
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
--------------------------------------------------------------------------------

2.    SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

      REVENUE RECOGNITION

      Services

      The Company recognizes revenue upon providing a service or making delivery to its clients. Revenues related to billings made or payments received in advance of providing services are deferred until the period in which the services are provided. Certain contracts with customers may contain service level commitments, which may require the Company to provide credits if required service level commitments are not met. These amounts, if any, are accounted for in cost of sales.

      License Agreements and Sales of Source Code

      The Company recognizes revenue from license agreements each month over the term of the agreements. Support revenues from customers who purchase premium support offerings are recognized ratably over the term of the support contract. Consulting services and training revenues are accounted for separately from license and support revenues because these services have value to the customer on a standalone basis and there is objective and reliable evidence of the fair value of the undelivered elements. Consulting revenues are recognized upon completion of the contracts that are of short duration (generally less than 60 days) and as the services are rendered for contracts of longer duration. Revenue from sales of source codes is recognized in the period in which the obligations relating to the sale have been completed.

      Multi-Year Licenses

      Revenue from multi-year software licensing arrangements is accounted for as subscriptions, with billings recorded as unearned revenue and recognized as revenue ratably over the license coverage period. Revenue for retail packaged products, products licensed to original equipment manufacturers (OEMs), and select sales of certain source codes of software products are generally recognized as products are shipped. A portion of the revenue recorded as unearned are related to undelivered elements. Undelivered elements can include free post-delivery telephone support or the right to receive unspecified upgrades/enhancements on a when-and-if-available basis for a period of time. Unearned revenue due to undelivered elements is recognized ratably over the service period specified or estimated product life.

      Multiple Deliverables and Extended Payment Contracts

      Revenue is recognized only when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement, as demonstrated by a signed agreement. Or by the existence of a purchase order or similar document related to the software; (2) the service or product has been provided to the customer. (3) The collection of fees is probable; and (4) the amount of fees to be paid by the customer is fixed or determinable.

eNUCLEUS, INC.
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
--------------------------------------------------------------------------------

2.    SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

      Reclassifications

      Certain amounts in the 2004 financial statements have been reclassified to conform with the current year's basis of presentation.

3.    ACQUISITIONS

      On February 9, 2004, the Company, completed an asset purchase of PrimeWire, Inc. ("PrimeWire"). PrimeWire's operations primarily focused on providing third party employee benefits administration via the Internet. The shareholders of PrimeWire received $50,000 upon closing and were to receive a three year earn out that provided for (i) quarterly cash payments of 10% of the net revenues generated by the PrimeWire assets and
      (ii) quarterly stock payments of 15% of the net revenues generated by the PrimeWire assets with the number of shares to be determined based upon the average closing price of the 20 day period prior to the end of each quarter. Additionally, PrimeWire had the ability to earn an additional 7% of Net Revenues generated by large license deals (license agreements in excess of $200,000 in the first 12 months of the contract) during the first year. Primewire results of operations have been included in the financial statements of the Company from the date of acquisition.

      The acquisition has been accounted for using the purchase method as follows:

         Intangible assets (customers contracts)        $   792,893
         Software                                           801,774
         Accounts receivable                                 29,529
         Accounts payable                                   (32,124)
         Deferred revenue                                  (176,437)
                                                        -----------
                                                        $ 1,415,635
                                                        ===========

      The Company never made any payments of common stock to PrimeWire because it disputed the accuracy of the representations and warranties made to it by PrimeWire. In May of 2004, the Company notified PrimeWire of its intent to set-off amounts against the purchase price of the PrimeWire assets pursuant to several alleged breaches of the purchase agreement. On May 31, 2005, the Company settled all claims with PrimeWire. Under the terms of the settlement, the Company paid PrimeWire $400,000 and assigned certain accounts receivable, totaling $707,625 to PrimeWire as full and final payment.

      On May 28, 2004, the Company acquired the operating assets and assumed the operating liabilities of TAK Acquisition Co. ("TAK") a company that provides internet enabled solutions to suppliers, marketers and customers in the petroleum business. TAK results of operations have been included in the financial statements of the Company from the date of acquisition.

eNUCLEUS, INC.
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
--------------------------------------------------------------------------------

3.    ACQUISITIONS (CONT'D)

      The acquisition has been accounted for using the purchase method as follows:

         Software                                       $  352,005
         Equipment                                          52,423
         Accounts receivable                                79,241
         Accounts payable and deferred salaries           (102,839)
                                                        ----------
                                                        $ 380,830
                                                        ==========

The Company paid for this acquisition by issuing to the vendor, common stock and common stock options having a fair value of $380,830. In addition, TAK earned an additional 150,000 shares valued at $67,500 as the company met certain milestones within the first twelve months which was included in software.

On July 1, 2004 the company created a software and professional services company operating in India. This is a wholly owned subsidiary named eNucleus India, Inc. Pursuant to an asset acquisition, eNucleus India acquired an eGovernance software suite designed to meet the management and accounting requirements for government entities. Consideration paid consisted of 50,000 shares of eNucleus common stock valued at $25,000 and the assignment of the Genesis Software contract, estimated at $450,000.

On August 1, 2004, the Company purchased all of the issued and outstanding stock of Frontier Technologies Inc., a Singapore-based company, formerly owned and operated by Applitech Solution, Ltd. Frontier Technologies provides IT professional services and solutions for business. The results of operations for Frontier Technologies (since renamed to eNucleus Pte. Ltd.) have been included in the financial statements of the Company from the date of acquisition. The acquisition has been accounted for using the purchase method as follows:

Property & Equipment                                 $   19,534
Intangible assets                                       447,904
Accounts Payable                                       (365,438)
                                                     ----------
                                                     $  102,000
                                                     ==========

The Company paid for this acquisition by issuing common stock having a fair market value of $102,000. Frontier shareholders are also entitled to receive additional stock or cash, at the Company's option, based on an earn-out of three and a half times the 2005 net income of eNucleus Pte. Ltd. There were no additional amounts due as eNucleus Pte. Ltd, incurred a loss in 2005.

In 2004 the Company entered into negotiations to acquire the customer contracts, accounts receivable and the software of Tender City, a business to government Internet-based procurement solution, from Applitech Solution, Ltd. (Applitech), an Indian based company, in exchange for 250,000 shares of the Company's common stock. As the asset transfer could not be completed on a timely basis, the Company entered into a preliminary agreement October 1, 2004 under which Applitech continued to operate Tender City using its' own resources and agreed to remit the net income of Tender City to the Company less one half of any such net income (which was retained by Applitech Solution, Ltd.) to a maximum of $2,000,000. No payments were due to the Company until January 31, 2006. For the year ended December 31, 2004 the reported net income of Tender City was $489,904 and the amount due to the Company was $242,352. The arrangement was terminated as of April 30, 2005. As of December 31, 2005 Applitech owed eNucleus $262,731.

eNUCLEUS, INC.
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
--------------------------------------------------------------------------------

3.    ACQUISITIONS (CONT'D)

On May 4, 2005 the Company, entered into an asset purchase agreement with Applitech Solutions, Ltd. This agreement supplemented the October 2004 Tender City agreement (see above) with additional assets from Applitech Solutions Pte., Ltd., including customer contracts, accounts receivable and software. Applitech Solutions Pte Ltd's results of operations have been included in the financial statements of the Company from the date of acquisition. Purchase consideration consists of one million shares of common stock (500,000 common shares due at close of agreement and the remaining shares are unvested contingent upon achievement of certain revenue goals), a payment equal to one half the net earnings collected in 2005 up to $2.5 million (calculated and payable after the 2005 10-KSB is filed with the Securities and Exchange Commission in 2006), and 350,000 warrants.

In December of 2005, the Company agreed to amend its purchase agreement with Applitech Solutions in that Applitech received an amended amount of 3,000,000 shares of eNucleus common stock valued at $870,000, all cash previously paid pursuant to the purchase agreement and the transfer of roughly three million dollars in receivables, which were offset by amounts due to Applitech of approximately $1,952,000 as final payment due under the purchase agreement. The total cost to acquire Applitech was $4,191,000 which was attributed to intangible software costs.

eNucleus consolidated proforma statements of operations as if the acquisition had taken place at the beginning of each of the years ended December 31,


                                                   2005           2004
                                                   ----           ----

Revenue                                        $ 12,042,509   $   8,678,494
                                               ============   =============
Net income                                     $    803,251   $   2,169,710
                                               ============   =============

Basic net  income per common share             $       0.02   $        0.11
                                               ============   =============
Diluted net income per common share            $       0.02   $        0.08
                                               ============   =============
eNUCLEUS, INC.
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
--------------------------------------------------------------------------------

On May 18, 2005, the Company acquired certain software and related assets from Acrux LLC, a Chicago-based technology company with software assets designed for the educational industry to assist with financial and student management. Acrux, LLC's results of operations have been included in the financial statements of the Company from the date of acquisition. The purchase price included 375,000 shares of the Company's common stock valued at $131,250 plus a 10% earn out payment based upon the gross revenue from the purchased assets for a two year period (up to a maximum of $2,500,000). As of December 31, 2005, eNucleus was not liable to Acrux, LLC pursuant to the earn-out provision.

4.    INTANGIBLE ASSETS

      The intangible assets were comprised of the following as of December 31, 2005:

            Software (Useful life of 5 years)                    $ 6,402,151
            Customer list and contracts (Useful life 2 years)        570,549
                                                                  ----------
                                                                   6,972,700

             Less: Accumulated amortization                       (1,377,840)
                                                                  ----------
                                                                  $5,594,860

      Total amortization expense for the years 2005 and 2004 amounted to $1,528,108 and $584,115, respectively.

5.    NOTES PAYABLE

      As of December 31, 2005 the Company's total long-term debt outstanding was as follows:

        Rotate Black - related party (a)                         $   822,376
        Duke-Weeks Realty (b)                                        141,951
        Other notes payable (c)                                       40,000
                                                                 -----------
                                                                   1,004,327
        Less:  Current portion                                      (181,951)
                                                                 -----------

                                                                 $   822,376
                                                                 ===========

      (a) The Company entered into a note payable with Rotate Black, LLC (a related party). Principal and unpaid interest are due in November 2007. Interest accrues bi-annually at 10% per annum. This note was entered into as a part of an agreement whereby Rotate Black, LLC agreed to assume liabilities to the Internal Revenue Service and other State revenue agencies.

      (b) In November 2003, the Company entered into a 3 year note agreement with Duke Realty Limited Partnership, the previous landlord of the Company (when the Company was in bankruptcy) in the amount of its total allowed claim of approximately $142,000, due in monthly payments of $1,000 except for the first payment in each year which is $10,000. The final payment will include the remaining outstanding principal plus accrued interest at a rate of 10% per annum. No payments have been made against this note.

eNUCLEUS, INC.
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
--------------------------------------------------------------------------------

5.    NOTES PAYABLE (CONT'D)

      (c) This note payable is to an unsecured claimant prior to the Company's filing of bankruptcy, who in accordance with the Plan of Reorganization, elected to take a Junior Secured Note on the portion of the unsecured claim. Such note is payable in $10,000 installments and accrues interest at 12% per annum. First payment of $10,000 was made in 2005. Final payment is due in May 2006. As of December 31, 2005 principal payments due on the Company's notes payable are as follows:

              2006           $  181,951
              2007              822,376
                             ----------
                             $1,004,327
                             ==========

6.    EQUITY

      COMMON STOCK
      The Board of Directors authorized and shareholders approved a one for ten reverse stock split of all issued and outstanding common stock, effective February 18, 2004. The par value of the common stock was maintained at the pre-split amount of $.001 per share and the authorized capital was maintained at 100,000,000 shares of common stock, and the par value of the preferred stock was maintained at the pre-split amount of $0.001 per share, and the authorized capital was maintained at 20,000,000 shares of preferred stock. All references to common shares and per share amounts in these consolidated financial statements and notes to consolidated financial statements have been restated to reflect this reverse stock split on a retroactive basis, exclusive of fractional shares.

      STOCK OPTIONS

      The following table represents our stock options granted, exercised and forfeited during the past three years.


                                                                        Weighted Average
                                                        Exercise Price   Exercise Price
                                      Number of Shares     Per Share       Per Share
                                      ----------------  --------------  ----------------
 Outstanding at December 31, 2002            -
          Granted                        3,500,000          $ 0.19           $ 0.19
         Exercised                           -                 -                -
         Forfeited                           -                 -                -
                                      ----------------  --------------  ----------------
 Outstanding at December 31, 2003        3,500,000          $ 0.19           $ 0.19
                                      ----------------  --------------  ----------------
          Granted                          250,000          $ 0.54           $ 0.54
         Exercised                           -                 -                -
         Forfeited                           -                 -                -
                                      ----------------  --------------  ----------------
 Outstanding at December 31, 2004        3,750,000          $ 0.54           $ 0.21
                                      ----------------  --------------  ----------------
          Granted                        1,700,000        $0.26-$0.30        $ 0.27
         Exercised                           -                 -                -
         Forfeited                           -                 -                -
                                      ----------------  --------------  ----------------
 Outstanding at December 31, 2005        5,450,000        $0.26-$0.30        $ 0.23
                                      ----------------  --------------  ----------------

eNUCLEUS, INC.
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
--------------------------------------------------------------------------------

6.    EQUITY (CONT'D)

      The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The weighted average assumptions and resulting fair values of options granted are as follows:

                                Assumptions
              ------------------------------------------------
              Risk free     Expected    Expected               Weighted average
              interest     dividend    life (in     Expected    fair value of
                 rate        yield       years)    Volatility  options granted
                 ----        -----       ------    ----------  ---------------

    2005        3.60%          -           2        88.90%          $0.20
    2004        2.80%          -           2        80.10%          $0.24
    2003        2.50%          -           3         0.00%          $0.01


      Options outstanding at December 31, 2005 were composed of the following:

                                             Outstanding
                          ---------------------------------------------------
                                                                                       Exercisable
                                                                              ------------------------------
                                                    Weighted
                                                     Average      Weighted                      Weighted
                                                    Remaining      Average                      Average
        Range of                Number of          Contractual    Exercise      Number of       Exercise
     Exercise Price               Shares              Life          Price        Shares          Price
------------------------- ----------------------- -------------- ------------ -------------- ---------------
          $.19            3,500,000                    2.8          $.19      2,325,000           $.19

          $.54            250,000                      3.4          $.54      125,000             $.54

       $.26-$.30          1,700,000                    4.3          $.27      666,668             $.27
------------------------- ----------------------- -------------- ------------ -------------- ---------------

       $.19-$.30          5,450,000                    3.5          $.23      3,116,668           $.22
------------------------- ----------------------- -------------- ------------ -------------- ---------------

      WARRANTS

      The following represents our warrants issued, exercised and forfeited during the past three years.


                                                                                  Weighted Average
                                                      Expiration    Strike Price  Strike Price
                                   Number of Shares      Date         Per Share     Per Share
Outstanding at December 31, 2002          -                -              -             -
  Granted                             2,500,000         Aug-08         $ 0.20        $ 0.20

  Exercised                               -                -              -             -

  Forfeited                               -                -              -             -
                                   ----------------  -------------  ------------  ----------------
Outstanding at December 31, 2003      2,500,000            -            $ 0.20       $ 0.20
                                   ----------------  -------------  ------------  ----------------
  Granted                             3,500,000         Aug-09          $ 0.35       $ 0.35

  Exercised                               -                -              -             -

  Forfeited                               -                -              -             -
                                   ----------------  -------------  ------------  ----------------
Outstanding at December 31, 2004      6,000,000            -            $ 0.35       $ 0.29
                                   ----------------  -------------  ------------  ----------------
  Granted                             2,480,000      Nov 08 to May   $0.20-$0.35     $ 0.34
                                                          10
  Exercised                            (370,000)           -            $ 0.20       $ 0.20

  Forfeited                               -                -              -             -
                                   ----------------  -------------  ------------  ----------------
Outstanding at December 31, 2005      8,110,000            -         $0.20-$0.35     $ 0.31
                                   ----------------  -------------  ------------  ----------------

eNUCLEUS, INC.
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
--------------------------------------------------------------------------------

7.    NET INCOME (LOSS) PER SHARE

      Basic income (loss) per share is based on the weighted average of common shares outstanding during the period. Diluted income (loss) per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. A reconciliation of the number of shares used for the basic and diluted income (loss) per share calculation is as follows:

                                                   For the years ended December 31,

                                                          2005         2004
                                                          ----         ----
  Numerator for net income (loss) per share:

  Net income (loss)                                    $ (310,366)   $445,300
                                                       ==========    ========
  Denominator:
  Millions of shares

  Basic weighted average common shares outstanding             37          20
  Dilutive effect of:

    Stock options                                              --           4

    Warrants                                                   --           3

  Diluted weighted average common shares outstanding           37          27
  -----------------------------------------------------------------------------

  Basic and diluted income (loss) per share:

  Basic income (loss) per share:                       $    (0.01)   $   0.02
                                                       ==========    ========

  Diluted income per share                             $    (0.01)   $   0.02
                                                       ==========    ========


Due to their anti-dilutive effect, the following potential common shares have been excluded from the computation of diluted earning per share:


                                                   2005             2004
                                                   ----             ----

               Warrants                          8,110,000           -

               Stock Options                     5,450,000           -


8.    INCOME TAXES

      The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Under the liability method, a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates assumed to be in effect when these differences are expected to reverse. Currently the Company is undergoing an analysis of its net operating loss carry forwards and is in the process of filing its tax returns for the years 2000 to 2004. No income taxes were provided for 2005 and 2004.

eNUCLEUS, INC.
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
--------------------------------------------------------------------------------

8.    INCOME TAXES (CONT'D)

      In assessing the realizability of future tax assets, management considers whether it is more likely than not that some portion or all of the future tax assets will not be realized. The ultimate realization of future tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of future tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management has provided for a valuation allowance on all of its deferred tax assets as there is no assurance that future tax benefits will be realized.

      The components of the provision for income taxes on continuing operations were:

                                                 Years ending December 31,
                                                  2005               2004
       Current income taxes:
  Federal                                           -                 -
  Foreign                                           -                 -
  State                                             -                 -
                                              --------------    ---------------
     Total current                                  -                 -
                                              --------------    ---------------
       Deferred income taxes
  Federal                                           -                 -
  Foreign                                           -                 -
  State                                             -                 -
                                              --------------    ---------------
     Total deferred                                 -                 -
                                              --------------    ---------------
     Provision for income taxes                     -                 -
                                              --------------    ---------------


      The  United  States  and  foreign  components  of income  from  continuing
      operations  before  income  taxes,   minority  interest,   and  change  in
      accounting principals were as follows:

                                          Years ended December 31,
                                                  (in 000's)
                                              2005               2004
                                              ----               ----

United States                           $       (3,114)         $   441

Foreign                                          2,804                4
                                       --------------------    ---------
Total                                   $          310          $   445
                                       --------------------    ---------
eNUCLEUS, INC.
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
--------------------------------------------------------------------------------

8.    INCOME TAXES (CONT'D)

      The reconciliations between the actual provision for income taxes on continuing operations and that computed by applying the United States statutory rate from continuing operations before income taxes, minority interest, and change in accounting principals were as follows:

                                                         Years ended December 31,
                                                          2005              2004
                                                          ----              ----
United States statutory rate                             (35.0%)            35.0%
State income taxes, net of federal income tax benefit     (4.0)              4.0
Tax loss carryforwards                                      --             (39.0)
Valuation allowance                                       39.0                --
                                                        ---------        ---------

Total effective tax rate                                     0%                0%
                                                        ---------        ---------


      We generally do not provide income taxes on undistributed earnings of non-United States subsidiaries because such earnings are intended to be reinvested indefinitely to finance foreign activities.

      Deferred taxes consist primarily of net operating loss carryforwards. The deferred taxes are approximately $4,700,000 and $3,500,000 for 2005 and 2004, respectively. A full valuation allowance was provided to offset the deferred taxes. Net operating loss carryforwards expire at various dates through 2020.

9.    RELATED PARTY TRANSACTION

      During 2005, the Company entered into a transaction, whereby it sold two of their subsidiaries Financial ASPx, Inc. and Supply Chain ASPx, Inc., to Rotate Black Investment Fund 1, LLC ("Rotate Black") which agreed to assume liabilities to the Internal Revenue Service and certain other state revenue agencies, in exchange for a note from the Company. The Companies sold to Rotate Black had only liabilities recorded, but had the right to enter into a long term license for software applications, which had limited use and could be replicated for approximately $75,000. These licenses were never issued to Rotate Black and the application to the venture for which they were to be used, has been abandoned.

      The amount of the note payable to Rotate Black totaling $822,376 as of December 31, 2005 accrues interest at 10% per annum and unpaid interest and principal are due in November 2007.

      Rotate Black is a shareholder of the Company and one of its members is a director and shareholder of the Company and the spouse of the other member is also a director and shareholder of the Company.

10.   COMMITMENTS AND CONTINGENCIES

      LONG-TERM LEASES

      The Company leases its corporate office facilities in Rolling Meadows, Illinois under a non-cancelable operating sub lease at a rate of $9,000 per month which expires in December 2006.

eNUCLEUS, INC.
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
--------------------------------------------------------------------------------

10.   COMMITMENTS AND CONTINGENCIES (CONT'D)

      LAWSUITS

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

      PAYROLL TAXES

      As referenced in Note 5, Rotate Black, LLC has agreed to assume liabilities to the Internal Revenue Service and other state revenue agencies, in exchange for a note from the Company. The Internal Revenue Service has agreed to pursue Rotate Black, LLC for these taxes, however the Company remains primarily liable.

11.   SEGMENT INFORMATION

      The following shows the information by reportable segment for the year ended December 31, 2005:

                      United States      India       Singapore     Consolidated
Revenues               $ 1,428,314    $ 6,220,466   $ 1,689,236    $ 9,338,016

Interest expense            72,567           --           2,817         75,384

Depreciation and
amortization               915,951        363,075       273,474      1,552,500

Segment income(loss)    (3,114,148)     3,038,715      (234,933)      (310,366)

Segment assets           4,682,674      3,038,715     1,528,691      9,250,080

Expenditures for
segment assets           1,969,927      2,723,065          --        4,692,992

      Segment information for 2004 was not material.

12.   WRITE OFF OF INVESTMENT

      eNucleus provided software and a website for Consolidated Gulfside in exchange for $200,000 in stock of Consolidated Gulfside. Consolidated Gulfside's business effort failed and eNucleus subsequently wrote off the investment.

eNUCLEUS, INC.
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
--------------------------------------------------------------------------------

13.   SUBSEQUENT EVENTS

      FINANCING OBTAINED

      On February 7, 2006 the Company entered into a Promissory Note for $300,000 with Sigma Opportunity Fund, LLC. The lender has the option to purchase 325,000 warrants at an exercise price of $0.26. The lender has a lien and security interest that is junior to two senior lenders.

      On April 4, 2006 the Company entered into an additional Promissory Note for $350,000 with Sigma Opportunity Fund, LLC. and the J Roebling Fund. The lenders have an option to purchase 400,000 warrants at an exercise price of $0.26. The lenders have a lien and security interest that is junior to two other senior lenders.