Form 10QSB
period 2006-03-31
ENUCLEUS INC
filed 2006-07-31
CIK 761034

================================================================================
                             SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition period from _______to _______


                                 ENUCLEUS, INC.
             (Exact Name of Registrant as Specified in its Charter)

           0-14039                                       11-2714721
   ----------------------                    -------------------------------
  (Commission File Number)                  (IRS Employer Identification No.)

                                 2850 Golf Road
                            Rolling Meadows, IL 60008
                    (Address of Principal Executive Offices)

                                  847-640-0909
              (Registrant's telephone number, including area code)

Check whether the Registrant (l) filed all reports required to be filed by
Section 13 or 15(d) of the Securities and Exchange Act during the past 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

As of July 28, 2006, the number of common stock shares outstanding is 47,360,503 shares.

Transitional Small Business Disclosure Format (check one) Yes |_| No |X|
================================================================================

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2006 (UNAUDITED)
AND DECEMBER 31, 2005 (AUDITED).............................................   3

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2006, AND MARCH 31, 2005...............   4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND MARCH 31, 2005................   5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)............   6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.......................................................  12

ITEM 3. CONTROLS AND PROCEDURES.............................................  13

      PART II - OTHER INFORMATION
      ---------------------------

      ITEM 1. LEGAL PROCEEDINGS.............................................  13

      ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.....................  13

      ITEM 3. DEFAULTS UPON SENIOR SECURITIES...............................  14

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........  14

      ITEM 5. OTHER INFORMATION.............................................  14

      ITEM 6. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................  15


ITEM 7. EXHIBITS AND REPORTS ON FORM 8-K....................................  16

FORM 10-QSB SIGNATURE PAGE..................................................  16

                                      ENUCLEUS, INC.
                          Condensed Consolidated Balance Sheets

                                                               MARCH 31,     DECEMBER 31,
                                                                 2006           2005
                                                             ------------    ------------
                                                              (UNAUDITED)      (AUDITED)

                                          ASSETS

Current Assets:

 Cash                                                        $      6,560    $     11,558
 Accounts receivable, net                                       4,768,718       3,308,490
 Prepaid expenses                                                  88,418          32,023
                                                             ------------    ------------
Total current assets                                            4,863,696       3,352,071
                                                             ------------    ------------
Property and equipment, net                                        36,464          40,418

Other assets:
Due from Applitech Solution, Ltd.                                 262,731         262,731
Intangible assets, net                                          5,169,162       5,594,860
                                                             ------------    ------------
Total assets                                                 $ 10,332,053    $  9,250,080
                                                             ============    ============

                            LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:

 Accounts payable and accrued liabilities                    $  2,862,149    $  2,083,501
 Notes payable                                                    506,203         232,465
 Deferred revenue                                                 506,610         454,092
                                                             ------------    ------------
Total current liabilities                                       3,874,962       2,770,058

Long-term liability:
 Note payable - related party                                     830,076         822,376
                                                             ------------    ------------
                                                                4,705,038       3,592,434
                                                             ------------    ------------
Stockholders' equity:
 Preferred stock, $0.001 par value, 20,000,000 shares
  authorized, issued and outstanding none                              --              --
 Common stock, $0.001 par value, 100,000,000 shares
  authorized, 47,360,503 and 44,008,545 shares issued
  and outstanding, respectively                                    47,361          44,009
 Additional paid-in capital                                    14,991,565      14,891,036
 Accumulated deficit                                           (9,425,830)     (9,277,399)
 Other comprehensive income - translation gains and losses         13,919              --
                                                             ------------    ------------
Total stockholders' equity                                      5,627,015       5,657,646
                                                             ------------    ------------
                                                             $ 10,332,053    $  9,250,080
                                                             ============    ============


     See accompanying notes to condensed consolidated unaudited financial statements.

                                 ENUCLEUS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                  ----------------------------
                                                      2006            2005
                                                  ------------    ------------
Revenues                                          $  1,798,602    $  1,020,916
                                                  ------------    ------------
Expenses:
 Cost of goods sold                                    457,349              --
 Operating expenses                                  1,464,334         989,515
                                                  ------------    ------------
                                                     1,921,683         989,515
                                                  ------------    ------------
Income (loss) from operations                         (123,081)         31,401

Other expenses:
 Interest                                               25,350          20,771
                                                  ------------    ------------
Income (loss) before provision for income taxes       (148,431)         10,630

Provision for income taxes                                  --              --
                                                  ------------    ------------
Net income (loss)                                 $   (148,431)   $     10,630
                                                  ============    ============
Basic net income (loss) per common share          $      (0.00)   $       0.00
                                                  ============    ============
Diluted net income (loss) per common share        $      (0.00)   $       0.00
                                                  ============    ============

Weighted average shares outstanding - basic         46,503,890      28,102,071
                                                  ============    ============
Weighted average shares outstanding - diluted       46,503,890      28,102,071
                                                  ============    ============


See accompanying notes to condensed consolidated unaudited financial statements.

                                              eNUCLEUS, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                --------------------------
                                                                                   2006           2005
                                                                                -----------    -----------
Cash flow from operating activities
Net Income (Loss)                                                               $  (148,431)   $    10,630

Adjustments to reconcile net income to net cash used in operating activities:
  Depreciation and amortization                                                     429,652        274,576
  Amortization of debt discount                                                      14,766
  Shares issued in consideration of services                                             --         48,860
  Stock option compensation                                                          58,953             --
  Amortization of deferred debt costs                                                19,179             --
  Other                                                                              13,919           (920)
  Accrued interest on notes payable                                                   5,896             --
  Changes in operating assets and liabilities:
    Deferred revenue                                                                 52,518         (1,958)
    Due from Applitech Solution, Ltd.                                                    --       (505,614)
    Accounts receivable                                                          (1,460,228)      (428,215)
    Prepaid expenses                                                                (18,036)       (30,191)
    Payables and accrued expenses                                                   778,648        368,286
                                                                                -----------    -----------
Net cash used in operating activities                                              (253,164)      (264,546)
                                                                                -----------    -----------
Cash flow from financing activities:
  Increase in notes payable                                                         273,918         87,288
  Payments of notes payable                                                         (25,752)            --
  Proceeds from sale of common stock                                                     --        147,533
                                                                                -----------    -----------
Net cash provided by financing activities                                           248,166        234,821
                                                                                -----------    -----------
Net decrease in cash                                                                 (4,998)       (29,725)

Cash, beginning of period                                                            11,558         45,800
                                                                                -----------    -----------
Cash, end of period                                                             $     6,560    $    16,075
                                                                                ===========    ===========
Supplemental disclosures of cash flow information:

Cash paid during the period for:
  Income taxes                                                                  $        --    $        --
                                                                                ===========    ===========
  Interest                                                                      $    14,250    $        --
                                                                                ===========    ===========
Non- cash financing activities:
   Deferred costs on financing                                                  $    57,538    $        --
                                                                                ===========    ===========
  Allocation of note payable to warrants                                        $    44,298    $        --
                                                                                ===========    ===========


             See accompanying notes to condensed consolidated unaudited financial statements.

                                 ENUCLEUS, INC.

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 2006

NOTE 1. NATURE OF OPERATIONS

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

NOTE 2. BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements of eNucleus, Inc. and its wholly owned subsidiaries Financial ASPx, Inc., Alliance Net, Inc., Education ASPx, Inc., eNucleus India, Inc., eNucleus Solutions India Pte., and eNucleus Pte Ltd. are unaudited. All significant inter-company accounts and transactions have been eliminated. The statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information, in the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. These financial statements should be read in conjunction with our audited consolidated financial statements and footnotes for the year ended December 31, 2005 that are included in our annual report on Form 10-KSB.

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

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

CONCENTRATIONS OF CREDIT RISK

MAJOR CUSTOMERS

Two customers totaled approximately 61% of sales for the three months ended March 31, 2006. Approximately 79% of the total accounts receivable at March 31, 2006 is due from four customers.

CASH

The Company maintains cash balances in banks, which, at times, may exceed the limits of the amount insured by the Federal Deposit Insurance Corporation limit. The Company has not experienced any losses to date as a result of this policy, and management believes that there is little risk of loss.

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

STOCK OPTION PLANS

Stock-based compensation of employees and non-employees is accounted for using a fair value method of accounting. Under this method the estimated fair value of the stock-based compensation is recognized in earnings and compensation expense is calculated on the date that an option is granted, and recorded as an expense over the vesting period.

FOREIGN CURRENCY TRANSLATION

Foreign entities whose functional currency is not the United States dollar translate assets and liabilities at year-end rates and income and expense accounts at average exchange rates. Translation gains and losses are reflected in stockholders' equity.

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

MULTIPLE DELIVERABLES AND EXTENDED PAYMENT CONTRACTS

Revenue is recognized only when all of the following conditions are satisfied:
(1) there is persuasive evidence of an arrangement (as demonstrated by a signed agreement or by the existence of a purchase order or similar document related to the software) (2) the service or product has been provided to the customer, (3) The collection of fees is probable, and (4) the amount of fees to be paid by the customer is fixed or determinable.

RECLASSIFICATIONS

Certain amounts in the 2005 financial statements have been reclassified to conform with the current year's basis of presentation.

NOTE 4. FINANCIAL RESULTS AND LIQUIDITY

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

NOTE 5. INTANGIBLE ASSETS

The intangible assets are comprised of the following as of March 31, 2006:

Software (Useful life of 5 years)                 $  6,402,151
Customer list and contracts (Useful life 2 years)      570,549
                                                  ------------
                                                     6,972,700

 Less: Accumulated amortization                     (1,803,538)
                                                  ------------
                                                  $  5,169,162
                                                  ============
NOTE 6. NOTES PAYABLE

As of March 31, 2006 the Company had notes outstanding as follows:

  Rotate Black (a)                                $    830,076
  Duke-Weeks Realty (b)                                171,248
  Other notes payable (c)                               65,117
  Sigma Capital Partners (d)                           269,838
                                                  ------------
                                                     1,336,279
  Less: current portion                               (506,203)
                                                  ------------
  Long term liabilities                           $    830,076
                                                  ============

(a) The Company entered into a note payable with Rotate Black, LLC., who is a major stockholder and two of its members that were on the Company's board of directors. Principal and unpaid interest are due November 2007. Interest accrues bi-annually at 10% annum. This note was entered into as a part of an agreement whereby Rotate Black, LLC agreed to assume liabilities to the Internal Revenue Service and other State revenue agencies.

(b) In November 2003, the Company entered into a 3 year note agreement with the previous landlord of the Company (when the Company was in bankruptcy) in the amount of its total allowed claim of approximately $142,000, due in monthly payments of $1,000 except for the first payment in each year which is $10,000. The final payment will include the remaining outstanding principal plus accrued interest at a rate of 10% annum. No payments have been made yet against this note.

(c) This note payable is to an unsecured claimant prior to the Company's filing of bankruptcy, who in accordance with the Plan of Reorganization, elected to take a Junior Secured Note on the portion of the unsecured claim. Such note is payable in $10,000 installments and accrues interest at 12% annum. First payment of $10,000 was made in 2005. The final payment is due in May 2006.

(d) On February 7, 2006 the Company entered into a Promissory Note for $300,000. In addition the Company issued to the lender a stock purchase warrant to purchase 325,000 warrants at an exercise price of $0.26. The lender has a lien and security interest that is junior to two senior lenders. These warrants were valued at $44,298 using the Black Scholes model, assuming a life of five years, volatility of 60%, and a risk free borrowing rate of 4.5% and will be charged to interest expense over the six month term of the debt commencing February 2006.

NOTE 7. STOCKHOLDERS' EQUITY

At December 31, 2005 the Company had 44,008,545 common shares outstanding.

During the quarter ended March 31, 2006, 3,351,955 shares were issued pursuant to the conversion of cashless warrants.

As of March 31, 2006, there are 5,108,045 common stock warrants outstanding; of which 2,460,000 are exercisable at $0.20 per share, 2,298,045 at $0.35 per share and 350,000 exercisable at $0.26 per share. Additionally, there are outstanding options to purchase 5,450,000 shares of eNucleus common stock at a weighted average price of $0.23 per share.

NOTE 8. ACQUISITIONS

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

The acquisition has been accounted for using the purchase method as follows:

        Intangible assets (customers contracts)   $    792,893
        Software                                       801,774
        Accounts receivable                             29,529
        Accounts payable                               (32,124)
        Deferred revenue                              (176,437)
                                                  ------------
                                                  $  1,415,635
                                                  ------------

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

On May 28, 2004, the Company acquired the operating assets and assumed the operating liabilities of TAK Acquisition Co, ("TAK"), a company that provides internet enabled solutions to suppliers, marketers and customers in the petroleum business. TAK results of operations have been included in the financial statements of the Company from the date of acquisition.

The acquisition has been accounted for using the purchase method as follows:

        Software                                  $    352,005
        Equipment                                       52,423
        Accounts receivable                             79,241
        Accounts payable and deferred salaries        (102,839)
                                                  ------------
                                                  $    380,830
                                                  ------------

The Company paid for this acquisition by issuing common stock and common stock options having a fair value of $380,830. In addition, the former TAK owners earned an additional 150,000 shares valued at $67,500 which was included in software as the Company met certain milestones within the first twelve months..

On July 1, 2004 the Company created a software and professional services company operating in India. This is a wholly owned subsidiary named eNucleus India, Inc. Pursuant to an asset acquisition, eNucleus India acquired an eGovernance software suite designed to meet the management and accounting requirements for government entities. Consideration paid consisted of 50,000 shares of eNucleus common stock valued at $25,000 and the assignment of a software contract having an estimated value of $450,000.

On August 1, 2004, the Company purchased all of the issued and outstanding stock of Frontier Technologies Inc. (Technologies), a Singapore-based company, formerly owned and operated by Applitech Solution, Ltd. Technologies provides IT professional services and solutions for business. The results of operations for Technologies, since renamed eNucleus Pte. Ltd., has been included in the financial statements of the Company from the date of acquisition.

The acquisition has been accounted for using the purchase method as follows:

        Property & Equipment                      $     19,534
        Intangible assets                              447,904
        Accounts Payables                             (365,438)
                                                  ------------
                                                  $    102,000
                                                  ------------

The Company paid for this acquisition by issuing common stock having a fair market value of $102,000. Technologies former shareholders are also entitled to receive additional stock or cash, at the Company's option, based on an earn-out of three and a half times the 2005 net income of eNucleus Pte. Ltd. There were no additional amounts due as eNucleus Pte. Ltd. incurred losses in 2005 and 2006.

In 2004 the Company entered into negotiations to acquire the customer contracts, accounts receivable and the software of Tender City, a business to government Internet-based procurement solution, from Applitech Solution, Ltd. (Applitech) in exchange for 250,000 shares of the Company's common stock. As the asset transfer could not be completed on a timely basis, the Company entered into a preliminary agreement on October 1, 2004 under which Applitech continued to operate Tender City using its' own resources and had agreed to remit half of the net income of Tender City to the Company and retain the other half up to a maximum of $2,000,000. No payments were due to the Company until January 31, 2006. For the year ended December 31, 2004 the reported net income of Tender City was $489,904 and the amount due to the Company was $242,352. The arrangement was terminated as of April 30, 2005. As of March 31, 2006 Applitech owed eNucleus $262,731.

On May 4, 2005, the Company entered into an asset purchase agreement with Applitech. This agreement supplemented the October 2004 Tender City agreement (see above) to acquire additional assets from Applitech , including customer contracts, accounts receivable and software. Applitech's results of operations have been included in the Company's financial statements from the date of acquisition. The purchase consideration consisted of one million shares of common stock (500,000 common shares due at close of agreement and the remaining shares contingent upon achievement of certain revenue goals), a payment equal to one half the net earnings collected in 2005 up to $2.5 million, calculated and payable after the 2005 10-KSB is filed with the Securities and Exchange Commission in 2006, and 350,000 warrants.

In December of 2005, the Company agreed to amend its purchase agreement with Applitech whereby Applitech received an amended amount of 3,000,000 shares of eNucleus common stock valued at $870,000, all cash previously paid pursuant to the purchase agreement and the transfer of roughly three million dollars in receivables, which were offset by amounts due to Applitech of approximately $1,952,000 as final payment due under the purchase agreement. The total cost to acquire Applitech was $4,191,000 which was attributed to intangible software costs.

eNucleus consolidated proforma statements of operations years ended December 31, 2005 and 2004:

                                                       2005           2004
                                                  ------------    ------------

 Revenue)                                         $ 12,042,509    $  8,676,494
                                                  ============    ============

 Cost of goods sold                                  5,137,731       1,951,907
                                                  ------------    ------------

 Basic net income per common share                $       0.02    $       0.11
                                                  ============    ============

 Diluted net income per common share              $       0.02    $       0.06
                                                  ============    ============

On May 18, 2005, the Company acquired certain software and related assets from Acrux LLC, a Chicago-based technology company with software assets designed for the educational industry to assist with financial and student management. Acrux, LLC's results of operations have been included in the financial statements of the Company from the date of acquisition. The purchase price included 375,000 shares of the Company's common stock valued at $131,250 plus a 10% earn out payment based upon the gross revenue from the purchased assets for a two year period (up to a maximum of $2,500,000). As of March 31, 2006, eNucleus was not liable to Acrux, LLC pursuant to the earn-out provision.

NOTE 9.  INCOME (LOSS) PER SHARE

Basic income (loss) per share is based on the weighted average of common shares outstanding during the period. Diluted income (loss) per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. A reconciliation of the number of shares used for the basic and diluted income (loss) per share calculation is as follows:

                                                   For the three months ended
                                                             March 31,
                                                  ----------------------------
                                                      2006            2005
                                                  ------------    ------------
Numerator for net income (loss) per share:

Net income (loss)                                 $   (148,431)   $     10,630
                                                  ============    ============
Denominator:
Millions of shares

Basic weighted average common shares outstanding            47              28
Dilutive effect of:

  Stock options                                             --              --

  Warrants                                                  --              --
                                                  ------------    ------------

Diluted weighted average common shares outstanding          47              28
                                                  ------------    ------------
Basic and diluted income (loss) per share         $      (0.00)   $       0.00
                                                  ------------    ------------

Due to their anti-dilutive effect, the following potential common shares have been excluded from the computation of diluted earning per share:

                                                      2006            2005
                                                  ------------    ------------
               Warrants                              5,108,045       6,000,000
               Stock Options                         5,450,000       3,750,000

NOTE 10. SEGMENT INFORMATION

The following shows the information by reportable geographic segments for the three months ended March 31, 2006:

                      United States      India       Singapore     Consolidated
                      -------------   ----------    -----------    ------------
Revenues              $     218,918   $1,566,923    $    12,761    $ 1,798,602

Interest expense             25,350           --             --          25,350

Depreciation and
amortization                227,268      136,153         66,230         429,651

Segment income(loss)       (895,352)     855,344       (108,423)       (148,431)

Segment assets            4,578,554    4,276,165      1,477,334      10,332,053

Geographic segment information for 2005 is not meaningful as foreign operations were not material in 2005.

NOTE 11. INCOME TAXES

The Company accounts for income taxes using the liability method. Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis, as measured by the enacted tax rates assumed to be in effect when these differences are expected to reverse. Currently the Company is undergoing an analysis of its net operating loss carry forwards and is in the process of filing its tax returns for the years 2000 to 2004. No income taxes were provided for the three months ended March 31, 2006 and 2005.

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

Deferred taxes consist primarily of net operating loss carryforwards. The deferred taxes are approximately $4,700,000 at March 31, 2006. A full valuation allowance was provided to offset the deferred taxes. Net operating loss carryforwards expire at various dates through 2020.

NOTE 12. SUBSEQUENT EVENTS

FINANCING OBTAINED

On April 4, 2006 the Company entered into an additional Promissory Note for $350,000. In addition , the Company issued to the lender a common stock purchase warrant to purchase up to 400,000 shares of common stock of the Company at an exercise price of $0.26. The lenders have a lien and security interest that is junior to two other senior lenders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and related notes which are included under Item 1 and with the Management's Discussion and Analysis Of Financial Condition and Results Of Operations and the audited financial statements and related notes included in eNucleus' 2005 Form 10-KSB, as filed with the Securities and Exchange Commission on June 2, 2006.

This Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933 that involve numerous risks and uncertainties. Forward-looking statements can be identified by the use of forward-looking terminology such as "estimates," "projects," "anticipates," "expects," "intends," "believes," or comparable terminology or by discussions of strategy that involve risks and uncertainties. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Actual results could differ from such forward-looking statements. We undertake no obligation to revise forward-looking statements. Readers are encouraged to review and consider carefully the various disclosures made by us in this report and our other reports filed with the Securities and Exchange Commission, including our Form 10-KSB for the year ended December 31, 2005. Such risks and uncertainties include our ability to raise the funds necessary to finance our operations, general effects of our restructuring and emergence from Chapter 11 reorganization, our ability to successfully execute on our business plan, competitive factors and attracting new customers.

RESULTS OF OPERATIONS

REVENUE

For the first quarter 2006, revenue increased $777,686 or 76% to $1,798,602 from $1,020,916 in the first quarter 2005. This increase was attributable to the acquisitions made and growth of business mainly in India.

COST OF GOODS SOLD.

For the first quarter 2006, cost of goods sold of $457,349 related to the purchase and customization of software sold. In 2005 we did not have any cost of goods sold.

OPERATING EXPENSES.

For the first quarter 2006, operating expenses increased approximately $474,819 to $1,464,334 from $989,515 in the first quarter 2005. The majority of the increase relates to the salaries and other operating expenses associated with the acquisitions and the addition of corporate personnel. Depreciation and amortization expense increased $155,076 to $429,652 in the first quarter of 2006 as compared to $274,576 in the first quarter of 2005. This was attributable to the amortization of intangible assets acquired

NET INCOME.

Our first quarter of 2006 resulted in net loss of ($148,431) as opposed to net income in the first quarter of 2005 of $10,630 due to the reasons mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

The satisfaction of the Company's cash requirements hereafter will depend in large part on its ability to successfully generate revenues from operations and raise capital to fund operations. There can, however, be no assurance that sufficient cash will be generated from operations or that unanticipated events requiring the expenditure of funds within its existing operations will not occur. Management is aggressively pursuing additional sources of funds, the form of which will vary depending upon prevailing market and other conditions and may include high-yield financing vehicles, short or long-term borrowings or the issuance of equity securities. Capital raising activities in 2005 totaled $2.7 million compared to $1.5 million in 2004, to date in 2006, we have obtained financing of $650,000. Our working capital has improved to $1 million at March 31, 2006.

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

At the beginning of the quarter the company had 44,008,545 common shares outstanding. During the first quarter 3,351,955 shares were issued pursuant to the conversion of cashless warrants. As of March 31, 2006 the Company had 47,360,503 common shares issued and outstanding. The company has 5,108,045 common stock warrants with 2,460,000 exercisable at $0.20 per share, 2,298,045 exercisable at $0.35 per share, and 350,000 exercisable at $0.26 per share. Additionally, there are outstanding options to purchase 5,450,000 shares of eNucleus common stock at a weighted average price of $0.23 per share which vests over a period from November 2004 through April 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

On July 14, 2006, Dhru Desai and John Paulsen resigned as officers and directors of the Company. Al Case was appointed Chairman of the Board of Directors and Executive Officer of the Company.


Name                     Age     Position
---------------------    ----    -----------------------------------------------
Randy Edgerton           53      Director, Chief Executive Officer and President

Prakash Tambe            45      Chief Information Officer

Raymond Pirtle, Jr.      65      Director

Augustine N. Esposito    52      Director

Al Case                  51      Chairman of the Board and Executive Officer

Ed Skoldberg             57      Director

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

BOARD OF DIRECTORS:

Our board of directors consists of five members, namely, Randy Edgerton, Raymond Pirtle, Jr., Augustine N. Esposito, Al Case and Ed Skoldberg.

Raymond Pirtle, Jr., currently a director, is a veteran of the financial services industry, having spent the past three decades in a variety of senior roles in corporate finance, institutional sales, investment banking, and equity research, notably with J. C. Bradford & Co., Equitable Securities/SunTrust Equitable, and Avondale Partners, LLC. Ray has corporate board experience with both public and private companies, both in the financial services sector and beyond, and has served on Compensation, Audit, Nominating, and Employee Stock Options committees. >From April 2005 to the present, Mr. Pirtle was President of Claridge Company LLC; from June 2001 to April 2005, Mr. Pirtle was managing partner of Avondale Partners Inc.; and prior to 2001, Mr. Pirtle was a managing director of Equitable Securities Corp.

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

Al Case, currently Chairman of the Board and Executive Officer, is the president and Chief Executive Officer of Stamford Research, a technology and management research firm based in Stamford, CT, where he has maintained such position since April 2003. His 30 year career includes having been division president of a NYSE-listed company, CEO of a small technology company, and an industry analyst for Gartner Group, where he managed their software, investor research, and benchmarking divisions. He currently serves on several boards for both public and private companies. From January 2000 through April 2003, Mr. Case was president of Gartner Matrix Division and senior vice president of Investor Research.

Ed Skoldberg, currently a director, is a seasoned executive with over 30 years experience in the financial services and manufacturing sectors, with a focus on strategic planning, project management, and systems design, notably with Empire Blue Cross and Blue Shield, American Medical Security, Conseco Medical Insurance, and KT Holdings, Inc. Skoldberg's entrepreneurial experience also includes raising capital on Wall Street and managing billon dollar revenue companies. >From 2003 to 2005, Mr. Skoldberg was President and Chief Operating Officer at KT Holdings, Inc.; from 2001 to 2002, Mr. Skoldberg was President and Chief Executive Officer at AMPLAS; from 2001 to 2002 Mr. Skoldberg was Chief Operating Officer at Stone Street Financial; and from 1999 to 2001, Mr. Skoldberg was Chief Operating Officer at Conseco Medical Insurance Company.

ITEM 6. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2005, the Company entered into a transaction, whereby it sold two of their subsidiaries, Financial ASPx and Supply Chain ASPx, Inc., to Rotate Black Investment Fund 1, LLC ("Rotate Black") which agreed to assume liabilities to the Internal Revenue Service and certain other state revenue agencies, in exchange for a note from the Company. The Companies sold to Rotate Black had only liabilities recorded, but had the right to enter into a long term license for software applications, which had limited use and could be replicated for approximately $75,000. These licenses were never issued to Rotate Black and the application to the venture for which they were to be used, has been abandoned.

The amount of the note payable to Rotate Black totaling $830,076 as of March 31, 2006 accrues interest at 10% annum and unpaid interest and principal are due in November 2007.

Rotate Black is a major shareholder of the Company and one of its members was a director and shareholder of the Company and the spouse of the other member was also a director and shareholder of the Company.

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

  Signature                    Title                             Date
  ---------                    -----                             ----

  /s/  Randy Edgerton          President /                       July 28, 2006
  ----------------------       Chief Executive Officer
       Randy Edgerton

  /s/  John Paulsen            Principal Financial and           July 28, 2006
  ----------------------       Accounting Officer
       John Paulsen