Form 10QSB
period 2006-06-30
ENUCLEUS INC
filed 2006-08-18
CIK 761034

SECURITIES AND EXCHANGE
 COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _____ to _____

ENUCLEUS, INC.
(Exact Name of Registrant as Specified in its Charter)

0-14039	11-2714721
(Commission File Number)	(IRS Employer Identification No.)

2850 Golf Road
Rolling Meadows, IL 60008
(Address of Principal Executive Offices)

847-640-0909
(Registrant's telephone number, including area code)

Check whether the Registrant (l) filed all reports required to be filed by
Section 13 or 15(d) of the Securities and Exchange Act during the past 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☒   No ☐

As of August 17, 2006, the number of common stock shares outstanding is 49,860,503 shares.

Transitional Small Business Disclosure Format (check one) Yes ☐   No ☒

PART I -- FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2006 (UNAUDITED) AND DECEMBER 31, 2005 (AUDITED)		3

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS ENDED JUNE 30, 2006, AND JUNE 30, 2005, AND THE SIX MONTHS ENDING JUNE 30, 2006 AND JUNE 30, 2005		4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005		5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)		6

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12

ITEM 3.	CONTROLS AND PROCEDURES	13

ITEM 7	EXHIBITS AND REPORTS ON FORM 8-K	16

FORM 10-QSB SIGNATURE PAGE		16

eNucleus, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2006	December 31, 2005
	(unaudited)	(audited)

ASSETS

Current Assets:

Cash	$45,611	$11,558
Accounts receivable, net	6,272,795	3,308,490
Prepaid expenses	91,438	32,023
Total current assets	6,409,844	3,352,071

Property and equipment, net	34,060	40,418

Other assets:
Due from Applitech Solution, Ltd.	262,731	262,731
Intangible assets, net	4,803,816	5,594,860
Total other assets	5,066,547	5,857,591
	$11,510,451	$9,250,080

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Accounts payable and accrued liabilities	$3,768,139	$2,083,501
Notes payable	882,049	232,465
Deferred revenue	789,558	454,092
Total current liabilities	5,439,746	2,770,058

Long-term liability:
Note payable - related party	832,365	822,376

	6,272,111	3,592,434

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 47,360,503 and 44,008,545 shares issued and outstanding, respectively	47,361	44,009
Additional paid-in capital	15,132,841	14,891,036
Accumulated deficit	(9,852,407)	(9,277,399)
Other comprehensive income - translation gains and losses	(89,455)	-
Total stockholders' equity	5,238,340	5,657,646
	$11,510,451	$9,250,080

See accompanying notes to condensed consolidated unaudited financial statements.

eNUCLEUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenues	$1,859,517	$2,386,524	$3,658,119	$3,407,440

Expenses:
Cost of goods sold	755,605	963,894	1,227,383	963,894
Operating expenses	1,420,027	1,348,989	2,869,932	2,338,504
	2,175,632	2,312,883	4,097,315	3,302,398
Income (loss) from operations	(316,115)	73,641	(439,196)	105,042

Other expenses:
Interest	110,462	58,185	135,812	78,956

Income (loss) before provision for income taxes	(426,577)	15,456	(575,008)	26,086

Provision for income taxes	-	-	-	-

Net income (loss)	$(426,577)	$15,456	$(575,008)	$26,086

Basic net income (loss) per common share	$(0.01)	$0.00	$(0.01)	$0.00
Diluted net income (loss) per common share	$(0.01)	$0.00	$(0.01)	$0.00

Weighted average shares outstanding - basic	47,360,503	36,193,660	46,562,748	32,170,218
Weighted average shares outstanding - diluted	47,360,503	39,873,660	46,562,748	35,850,218

See accompanying notes to condensed consolidated unaudited financial statements.

eNUCLEUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2006	2005

Cash flow from operating activities
Net income (loss)	$(575,008)	$26,086

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	799,005	583,172
Amortization of debt discount	119,867	-
Stock option compensation	117,907	45,333
Shares issued for debt settlement	-	57,577
Shares issued for acquisitons	-	476,250
Amortization of deferred financing costs	98,698	-
Translation adjustment - other comprehensive loss	(89,455)	-
Other	9,590	6,445
Accrued interest on notes payable	10,927	-
Changes in operating assets and liabilities:
Deferred revenue	335,466	176,556
Due from Applitech Solution, Ltd.	-	(50,223)
Accounts receivable	(2,964,305)	(2,687,143)
Prepaid expenses	(59,415)	(110,043)
Payables and accrued expenses	1,684,638	687,653
Net cash used in operating activities	(512,085)	(788,337)

Cash flow from investing activities:
Purchase of property and equipment	(1,603)	-
Purchase of intangible assets	-	(1,022,145)
Net cash used in investing activities	(1,603)	(1,022,145)

Cash flow from financing activities:
Increase in notes payable	573,891	295,296
Payments of notes payable	(26,150)	(164,587)
Proceeds from sale of common stock	-	2,187,533
Net cash provided by financing activities	547,741	2,318,242

Net increase in cash	34,053	507,760

Cash, beginning of period	11,558	45,800

Cash, end of period	$45,611	$553,560

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Income taxes	$-	$-
Interest	$30,000	$-

Non- cash financing activities:
Deferred financing costs	$108,288	$-
Allocation of note payable to warrants	$127,250	$-

See accompanying notes to condensed consolidated unaudited financial statements.

eNUCLEUS, INC.

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2006

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

Operating results for the six months and three months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. These financial statements should be read in conjunction with our audited consolidated financial statements and footnotes for the year ended December 31, 2005 that are included in our annual report on Form 10-KSB.

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

CONCENTRATIONS OF CREDIT RISK

Major Customers

Four customers totaled approximately 76% of sales for the three months ended June 30, 2006. Approximately 81% of the total accounts receivable at June 30, 2006 is due from six customers.

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

NOTE 5. INTANGIBLE ASSETS

The intangible assets are comprised of the following as of June 30, 2006:

Software (Useful life of 5 years)	$6,402,151
Customer list and contracts (Useful life 2 years)	570,549
6,972,700

Less: Accumulated amortization	(2,168,884)
$4,803,816

NOTE 6. NOTES PAYABLE

As of June 30, 2006 the Company had notes outstanding as follows:

Rotate Black (a)	$832,365
Duke-Weeks Realty (b)	174,118
Other notes payable (c)	65,314
Sigma Capital Partners(d)	292,617
Sigma Opportunity Fund(e)	150,000
J. Roebling Fund LP (f)	200,000
1,714,414
Less: current portion	(882,049)
Long term liabilities	$832,365

(a) The Company entered into a note payable with Rotate Black, LLC., who is a major stockholder and two of its members that were on the Company’s board of directors. Principal and unpaid interest are due November 2007. Interest accrues bi-annually at 10% annum. This note was entered into as a part of an agreement whereby Rotate Black, LLC agreed to assume liabilities to the Internal Revenue Service and other State revenue agencies.

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

(c) This note payable is to an unsecured claimant prior to the Company’s filing of bankruptcy, who in accordance with the Plan of Reorganization, elected to take a Junior Secured Note on the portion of the unsecured claim. Such note is payable in $10,000 installments and accrues interest at 12% annum. First payment of $10,000 was made in 2005. The final payment was due in May 2006, and as of June 30, 2006 no payment has been made.

(d) On February 7, 2006 the Company entered into a Promissory Note for $300,000. In addition the Company issued to the lender a stock purchase warrant to purchase 325,000 warrants at an exercise price of $0.26. The lender has a lien and security interest that is junior to two senior lenders. These warrants were valued at $44,298 using the Black Scholes model, assuming a life of five years, volatility of 60%, and a risk free borrowing rate of 4.5% and will be amortized and charged to interest expense over the six month term of the debt commencing February 2006.

(e) On April 4, 2006 the Company entered into additional Promissory Notes for $150,000. In addition, the Company issued to the lender a stock purchase warrant to purchase up to 151,500 shares of common stock of the Company at an exercise price of $0.20. The lenders have a lien and security interest that is junior to two other senior lenders. These warrants were valued at $45, 919 using the Black Scholes model, assuming a life of five years, volatility of 60%, and a risk free borrowing rate of 4.5% the discount on the note was amortized and charged to interest expense over the three month term of the debt commencing April 2006.

(f) On April 4, 2006 the Company entered into additional Promissory Notes for $200,000. In addition, the Company issued to the lender a stock purchase warrant to purchase up to 228,571 shares of common stock of the Company at an exercise price of $0.20. The lenders have a lien and security interest that is junior to two other senior lenders. These warrants were valued at $37, 033 using the Black Scholes model, assuming a life of five years, volatility of 60%, and a risk free borrowing rate of 4.5% and were amortized and charged to interest expense over the three month term of the debt commencing April 2006.

NOTE 7. STOCKHOLDERS' EQUITY

During the six months ended June 30, 2006, 3,351,955 shares were issued pursuant to the conversion of cashless warrants.

As of June 30, 2006, there are 5,926,616 common stock warrants outstanding; of which 3,278,571 are exercisable at $0.20 per share, 2,298,045 at $0.35 per share and 350,000 exercisable at $0.26 per share. Additionally, there are outstanding options to purchase 5,450,000 shares of eNucleus common stock at a weighted average price of $0.23 per share.

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

The acquisition has been accounted for using the purchase method as follows:

Intangible assets (customers contracts)	$792,893
Software	801,774
Accounts receivable	29,529
Accounts payable	(32,124)
Deferred revenue	(176,437)
$1,415,635

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

On May 28, 2004, the Company acquired the operating assets and assumed the operating liabilities of TAK Acquisition Co, (“TAK”), a company that provides internet enabled solutions to suppliers, marketers and customers in the petroleum business. TAK results of operations have been included in the financial statements of the Company from the date of acquisition.

The acquisition has been accounted for using the purchase method as follows:

Software	$352,005
Equipment	52,423
Accounts receivable	79,241
Accounts payable and deferred salaries	(102,839)
$380,830

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

The acquisition has been accounted for using the purchase method as follows:

Property & Equipment	$19,534
Intangible assets	447,904
Accounts Payables	(365,438)
$102,000

The Company paid for this acquisition by issuing common stock having a fair market value of $102,000. Technologies former shareholders are also entitled to receive additional stock or cash, at the Company's option, based on an earn-out of three and a half times the 2005 net income of eNucleus Pte. Ltd. There were no additional amounts due as eNucleus Pte. Ltd. incurred losses in 2005 and 2006.

In 2004 the Company entered into negotiations to acquire the customer contracts, accounts receivable and the software of Tender City, a business to government Internet-based procurement solution, from Applitech Solution, Ltd. (Applitech) in exchange for 250,000 shares of the Company's common stock. As the asset transfer could not be completed on a timely basis, the Company entered into a preliminary agreement on October 1, 2004 under which Applitech continued to operate Tender City using its' own resources and had agreed to remit half of the net income of Tender City to the Company and retain the other half up to a maximum of $2,000,000. No payments were due to the Company until January 31, 2006. For the year ended December 31, 2004 the reported net income of Tender City was $489,904 and the amount due to the Company was $242,352. The arrangement was terminated as of April 30, 2005. As of June 30, 2006 Applitech owed eNucleus $262,731.

On May 4, 2005, the Company entered into an asset purchase agreement with Applitech. This agreement supplemented the October 2004 Tender City agreement (see above) to acquire additional assets from Applitech , including customer contracts, accounts receivable and software. Applitech’s results of operations have been included in the Company’s financial statements from the date of acquisition. The purchase consideration consisted of one million shares of common stock (500,000 common shares due at close of agreement and the remaining shares contingent upon achievement of certain revenue goals), a payment equal to one half the net earnings collected in 2005 up to $2.5 million, calculated and payable after the 2005 10-KSB is filed with the Securities and Exchange Commission in 2006, and 350,000 warrants.

In December of 2005, the Company agreed to amend its purchase agreement with Applitech whereby Applitech received an amended amount of 3,000,000 shares of eNucleus common stock valued at $870,000, all cash previously paid pursuant to the purchase agreement and the transfer of three million dollars in receivables, which were offset by amounts due to Applitech of approximately $1,952,000 as final payment due under the purchase agreement. The total cost to acquire Applitech was $4,191,000 which was attributed to intangible software costs.

On May 18, 2005, the Company acquired certain software and related assets from Acrux LLC, a Chicago-based technology company with software assets designed for the educational industry to assist with financial and student management. Acrux, LLC’s results of operations have been included in the financial statements of the Company from the date of acquisition. The purchase price included 375,000 shares of the Company’s common stock valued at $131,250 plus a 10% earn out payment based upon the gross revenue from the purchased assets for a two year period (up to a maximum of $2,500,000). As of June 30, 2006, eNucleus was not liable to Acrux, LLC pursuant to the earn-out provision.

NOTE 9. INCOME (LOSS) PER SHARE

Basic income (loss) per share is based on the weighted average of common shares outstanding during the period. Diluted income (loss) per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. A reconciliation of the number of shares used for the basic and diluted income (loss) per share calculation is as follows:

	For the six months ended June 30,		For the three months ended June 30,
	2006	2005	2006	2005
Numerator for net income (loss) per share:

Net income (loss)	$(575,008)	$26,086	$(426,577)	$15,456

Denominator:
Millions of shares

Basic weighted average common shares outstanding	47	32	47	36

Dilutive effect of:

Stock options	--	2	--	2

Warrants	--	2	--	2

Diluted weighted average common shares outstanding	47	36	47	40

Basic and diluted income (loss) per share	$(0.01)	$0.00	$(0.01)	$0.00

Due to their anti-dilutive effect, the following potential common shares have been excluded from the computation of diluted earning per share:

	2006	2005

Warrants	5,926,616	--

Stock Options	5,450,000	--

NOTE 10. SEGMENT INFORMATION

The following shows the information by reportable geographic segments for the six months ended June 30, 2006:

	United States	India	Singapore	Consolidated
Revenues	$423,760	$3,165,131	$69,228	$3,658,119

Interest expense	135,812	--	--	135,812

Depreciation and amortization	415,176	272,306	111,523	799,005

Segment income(loss)	(1,822,051)	1,435,501	(188,458)	(575,008)

Segment assets	4,657,715	5,406,709	1,446,027	11,510,451

Geographic segment information for 2005 is not meaningful as foreign operations were not material in 2005.

NOTE 11. INCOME TAXES

The Company accounts for income taxes using the liability method. Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis, as measured by the enacted tax rates assumed to be in effect when these differences are expected to reverse. Currently the Company is undergoing an analysis of its net operating loss carry forwards and is in the process of filing its tax returns for the years 2000 to 2004. No income taxes were provided for the six months ended June 30, 2006 and 2005.

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

Deferred taxes consist primarily of net operating loss carryforwards. The deferred taxes are approximately $4,700,000 at June 30, 2006. A full valuation allowance was provided to offset the deferred taxes. Net operating loss carryforwards expire at various dates through 2020.

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

RESULTS OF OPERATIONS

Revenue

For the three months ended June 30, 2006, revenue decreased $527,007 or 28% to $1,859,517 from $2,386,524 for the three months ended June 30, 2005. The decrease was attributable to the lack of license fee revenue in the USA. For the six months ended June 30, 2006, revenues increased $250,679 or 7% to $3,658,119 from $3,407,440 for the six months ended June 30, 2005. This increase was attributable to the acquisitions made and growth of business mainly in India.

Cost of goods sold.

For the three and six months ended June 30, 2006, cost of goods sold of $755,605 and $1,227,383 respectively, related to the purchase and customization of software sold. In 2005 we did not have any cost of goods sold for the first four months.

Operating expenses.

For the three months ended June 30, 2006, operating expenses increased $71,038 or 5% to $1,420,027 from $1,348,989 for the three months ended June 30, 2005. Operating expenses increased $531,428 or 22% to $2,869,932 from $2,338,504 for the six months ended June 30, 2005. The majority of the increase relates to the salaries and other operating expenses associated with the acquisitions and the addition of corporate personnel. Depreciation and amortization expense increased $60,757 or 20% to $369,353 in the three months ended June 30, 2006 as compared to $308,596 for the three months ended June 30, 2005. For the six months ended June 30, 2006 depreciation and amortization increased $215,833 or 37% to $799,005 as compared to $583,172 for the six months ended June 30, 2005. This was attributable to the increase in amortization of intangible assets.

Net Income.

As of result of the items discussed in the preceding paragraphs, the Company’s net income decreased $601,094 to a net loss of $575,008 for the six months ended June 30, 2006, as compared to net income of $26,086 for the six months ended June 30, 2005 and $442,033 to a net loss of $426,577 for the three months ended June 30, 2006 as compared to net income of $15,456 for the three months ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

The satisfaction of the Company's cash requirements hereafter will depend in large part on its ability to successfully generate revenues and net profits from operations and raise capital to fund operations. There can, however, be no assurance that sufficient cash will be generated from operations or that unanticipated events requiring the expenditure of funds within its existing operations will not occur. Management is aggressively pursuing additional sources of funds, the form of which will vary depending upon prevailing market and other conditions and may include high-yield financing vehicles, short or long-term borrowings or the issuance of equity securities. Capital raising activities in 2005 totaled $2.7 million compared to $1.5 million in 2004 and to date in 2006, we have obtained financing in the form of loans of $650,000. Our working capital has improved to $1 million at June 30, 2006 as compared to approximately $600,000 at December 31, 2005.

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

At the beginning of the year the Company had 44,008,545 common shares outstanding. During the six months ended June 30, 2006 3,351,958 shares were issued pursuant to the conversion of cashless warrants. As of June 30, 2006 the Company had 47,360,503 common shares issued and outstanding. The Company has 5,926,616 common stock warrants with 3,278,571 exercisable at $0.20 per share, 2,298,045 exercisable at $0.35 per share, and 350,000 exercisable at $0.26 per share. Additionally, there are outstanding options to purchase 5,450,000 shares of eNucleus common stock at a weighted average price of $0.23 per share which vests over a period from November 2004 through April 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5. OTHER INFORMATION

On July 14, 2006, Dhru Desai resigned as officer and director of the Company. John Paulsen resigned as a director of the Company but continues as the Principal Financial and Accounting Officer. Al Case was appointed Chairman of the Board of Directors and Executive Officer of the Company.

On July 28, 2006 Prakash Tambe was terminated as Chief Information Officer.

Name	Age	Position

Randy Edgerton	53	Director, Chief Executive Officer and President

Raymond Pirtle, Jr.	65	Director

Augustine N. Esposito	52	Director

Al Case	51	Chairman of the Board and Executive Officer

Ed Skoldberg	57	Director

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

ITEM 6. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2005, the Company entered into a transaction, whereby it sold two of their subsidiaries, Financial ASPx and Supply Chain ASPx, Inc., to Rotate Black Investment Fund 1, LLC (“Rotate Black”) which agreed to assume liabilities to the Internal Revenue Service and certain other state revenue agencies, in exchange for a note from the Company. The Companies sold to Rotate Black had only liabilities recorded, but had the right to enter into a long term license for software applications, which had limited use and could be replicated for approximately $75,000. These licenses were never issued to Rotate Black and the application to the venture for which they were to be used, has been abandoned.

The amount of the note payable to Rotate Black totaling $832,365 as of June 30, 2006 accrues interest at 10% annum and unpaid interest and principal are due in November 2007.

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

Signature	Title	Date

/s/ Randy Edgerton	President/Chief Executive Officer	August 17, 2006
Randy Edgerton

/s/ John Paulsen	Principal Financial and Accounting Officer	August 17, 2006
John Paulsen