Form 10-K
period 2011-12-31
EC Development, Inc.
filed 2012-04-06
CIK 761034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ________  to ______

Commission File Number 33-42498

EC Development, Inc.
(Exact name of registrant as specified in its charter)

Delaware	11-2714721
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

23 E. 9th Street, Suite 229, Shawnee, Oklahoma, 74801
(Address of principal executive offices)

(405) 273-3330
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
(None)	(None)
Title of each class	Name of each exchange on which registered

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.			Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.			Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 126.2 of the Securities Exchange Act of 1934).			Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates of the Registrant on March 30, 2012 based on the closing price on that date of $0.65 on the Over the Counter Bulletin Board was $8,481,368.  For the purposes of calculating this amount only, all directors, executive officers and shareholders owning in excess of five percent (5%) of the Registrant’s outstanding common stock have been treated as affiliates.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☐ No ☒

The number of shares of common stock outstanding as of March 30, 2012 was 29,219,778.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 incorporated herein by reference.

EC Development, Inc.

PART I

ITEM 1.                      BUSINESS

Overview

EC Development, Inc. (“EC Development” or the “Registrant” or the “Company”), markets and sells, casino-management systems in the form of a suite of cutting-edge technology solutions under the brand name “Tahoe”.  The suite of the Tahoe products provides comprehensive solutions for gaming operations of every siz~~e~~ including accounting, player tracking, marketing, data management and analysis.  This suite of software solutions is comprised of modules that can be integrated to allow the operator of a gaming establishment to monitor and report nearly all aspects of the gaming business.  The modules both acquire and quantify the data and create a multitude of reports including those mandated by governmental agencies with jurisdiction over the gaming establishment.

The Company was founded in 1984 as a corporation under the laws of the state of Nevada.  The Company began with the name eNucleus, Inc., as a provider of computer systems and components.  The Company began operations in Colorado Springs, Colorado operating in the technology sector.  The Company changed its name to Nucleus, Inc., in April 1999, when the Company acquired the assets and business of Nucleus Holding Corporation, a privately held Illinois corporation based in Chicago and shifted the focus of the business from being a systems builder and integrator to operating a data hosting center.

In July 2000, the Company re-incorporated from Nevada to Delaware pursuant to shareholder approval and changed the name of the Company back to eNucleus, Inc.  The Company filed a petition under Chapter 11 of the Bankruptcy Code on May 10, 2001 in the U.S. Bankruptcy Court for the Northern District of Illinois, Eastern Division and, on November 6, 2003, completed its successful restructuring and emerged from Chapter 11 reorganization.  Following its emergence from bankruptcy, the focus of the Company was shifted to being a provider of internet-based software solutions for supply chain business processes in the insurance, petroleum and education market segments.  The Company filed a second petition under Chapter 11 of the Bankruptcy Code in July 2009 in the U.S. Bankruptcy Court for the Western District of Washington and, on April 10, 2010, emerged from Chapter 11 reorganization under the Fourth Plan of Reorganization (the “Plan”) effective May 6, 2010.  Under the Plan, the Company merged with EC Development, LLC, an Oklahoma limited liability company, and changed its name to EC Development, Inc., remaining a Delaware corporation which merger was deemed effective by the parties (as permitted under the Plan) as of August 1, 2010.

Reports to Security Holders

The Company is subject to SEC proxy rules and regulations that require the Company to send proxy statements and annual reports to its security holders in connection with meetings of its stockholders.  The Company currently anticipates that it will take stockholder action by majority stockholder consent resolution in lieu of a meeting.  As a result, the Company will timely send a notice of action taken to its shareholders.  Except for periodic filings with the SEC, such as those on Forms 8-K, 10-Q and 10-K, which will also be available on the Company's website, the Company does not intend to provide reports of any other nature to security holders in the foreseeable future.

Our History

The Company commenced business in the technology sector as a systems integrator, a builder of computer systems using components.  This market evolved from a few major players and a balance of literally thousands of smaller regional providers to point in the mid-1990’s where a few of the smaller providers grew to become international providers such as Dell and Gateway.  Many of the smaller providers that were not acquired or driven out of the business by the commoditization, shifted focus to a value-added model where systems were assembled and sold in connection with software solutions for specific markets.

The Company began as a Nevada corporation formed as eNucleus, Inc., in 1984.  It adopted the name Nucleus in April 1999 when it merged with Nucleus Holding Corporation, a privately held Illinois corporation based in Chicago.  Following this reorganization, the Company acquired four computer systems and services companies; Comp-Pro Computers, Inc., and Young Data Systems, Inc., (both operating in Illinois), Innovative Technology Solutions, Inc., (operating out of Seattle, Washington), and Telos Distributing, Inc.,  (operating out of Denver, Colorado).

The Company was not able to compete in the value-added model market segment and shifted to operating a data center where customers could rely on the Company for hosting of systems, websites, file and data storage and other services which could benefit from the economies of scale from large data-hosting operations.  The following year, in May 2000, the Company acquired Webnet.com, Inc., (operating in Atlanta, Georgia), whose operations primarily focused on providing dedicated Internet access and hosting solutions to middle market companies.

With the growth of the Company in this sector, the Company transferred its domicile in July 2000 to Delaware and changed the name back to eNucleus, Inc.  The Company’s stock began being quoted for sale on the OTC (Over the Counter) market under the symbol ENCS.OB.

In August 2000, the Company began a strategic shift to focus only on the internet infrastructure (including co-location, connectivity and email services) and discontinued sales and professional services of non-related computer equipment and supplies.  Operations in Seattle and Denver were closed and operations in Chicago and Atlanta were scaled back.  The Company leased a data center and, when the Company was unable to adapt to dramatic changes in the Internet industry or meet its obligations to its short-term noteholders, the ability of the Company to succeed was in doubt.  The Company defaulted on its obligations under the data-center lease and, faced the prospect of having equipment seized, following the decline in the technology sector and its financial difficulties, the Company filed for protection under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Illinois, Eastern Division on May 10, 2001.

In connection with the bankruptcy proceedings, the Company issued shares to certain creditors to resolve debts and claims and effected a 6 to 1 reverse split resulting in a new trading symbol, ENCU, issued in April 2002.  The Company emerged from bankruptcy in on November 6, 2003.

In connection with emerging from bankruptcy, the focus of the Company’s business was shifted to a software provider for systems and processes.  The Company purchased the assets of several small technology companies with a strategy to market the systems.  The Company began acquiring software solutions providers in various markets and industries as follows:

o	In December 2002, the Company acquired Strategic Business Group, Inc., (SBG), a solutions provider in the home healthcare industry servicing mid-tier and larger companies.
o
In February 2004, the Company acquired PrimeWire, Inc., a provider of software solutions focused primarily on providing administration of third party employee benefits in an ASP model.  Following this acquisition, the Company effectuated a 10 to 1 reverse split.  The acquisition price for PrimeWire was subsequently renegotiated pursuant to a settlement agreement resulting in a reduced purchase price.

o	In June 2004, the Company acquired TAK Acquisition Co., a provider of software solutions focused in supply chain benefits for the petroleum industry also operated in an ASP model.
o	In August 2004 the Company acquired Frontier Technologies, a Singapore based company.
o	In October 2004, the Company acquired the contract rights for continued servicing of clients of Applitech Solutions, Inc., an India-based company.
o
In October 2004, the Company undertook negotiations to acquire the customer contracts, accounts receivable and the software of Tender City, a business to government portal, from Applitech Solution, Ltd. but this transaction was not consummated although a management contract resulted in income of Tender City being paid to the Company.

o	In May 2005, the Company acquired the assets of Applitech Solutions, Ltd through a wholly owned subsidiary eNucleus India Solutions Pte.
o
In September 2005, the Company acquired software and related assets designed for the educational industry to assist with financial aid and student aid management from Acrux, LLC, a Chicago-based technology company through a wholly owned subsidiary, Education ASPX, Inc.~~,~~

The Company moved its business operations to India during the fourth quarter of 2006 to fully leverage the Company’s cost structure for customer integrations, managed services and product advancement.  Unfortunately, the Company was unable to maintain cash flow to support the technology center in India; consequently all the local (India) projects were outsourced to third parties, along with the equipment and development software.

The Company undertook certain financing arrangements to acquire capital for expansion.  Some of the financing arrangements were on less-favorable terms as frequently occur with smaller companies.  This raised limitations on the Company to raise additional funds.  The Company incurred a significant setback when part of the software acquired in the PrimeWire transaction was determined to be encumbered by a previously-undisclosed security interest and, pursuant to an adverse court ruling, assigned to the claimant, EBET.  The Company sold its Pro Books Software due to its inability to sustain operations.  The Company also entered into outsourcing contracts for the ongoing projects of eNucleus India Pvt.  Ultimately, these steps were not sufficient to maintain operations and the Company filed for protection under Chapter 11 of the Bankruptcy Code a second time in July 2009.  The Company also filed notice with the Securities and Exchange Commission, under Form 15-12g, to terminate its obligation to file periodic reports and thereby ceased its reporting obligations.

While subject to the Bankruptcy Court jurisdiction, the Company pursued merger opportunities ultimately being able to acquire EC Development, LLC of Shawnee, Oklahoma, a software manufacturer.  The history of the Company as a software solutions provider continues although the newest acquisition is focused in a different market segment.  The Company’s Plan of Reorganization was confirmed on April 6, 2010 effective May 6, 2010.  In connection with its emergence from Bankruptcy, the Company completed a 200 to 1 reverse split and issued stock to certain creditors to emerge nearly debt-free.  Completion of the Plan resulted in a new trading symbol and a name-change to EC Development, Inc., the present name of the Company.

The history of the Company and its predecessors may be summarized by the following table:

Procedural History	Business History
1984 - eNucleus, Inc., incorporated in Nevada	Provider of computer systems and components. Doing business in Colorado Springs, Colorado.
1999 April, Changed name to Nucleus, Inc.	Acquired the assets and business of Nucleus Holding Corporation. Shifted the focus of the business from being a systems builder and integrator to operating a data hosting center
2000, July Merged to redomocile in Delaware. Re-incorporated in Delaware. Changed name back to eNucleus, Inc.	Company focused in hosting services with operations begun in India to take advantage of favorable costs of operations
2001, May 10, Filed bankruptcy chapter 11 Reorganization Northern District of Illinois, Eastern Division	Operations terminated as the Company was unable to compete in these markets.
2003, November 6, Completed Plan of Reorganization	Emerged from Bankruptcy. Focus shifted to being a provider of internet-based software solutions processes in the insurance, petroleum and education markets
2009, July Filed bankruptcy chapter 11 reorganization Western District of Washington	Operations terminated as the Company was unable to compete in these markets.
2010, April 6 - Confirmation of Plan of Reorganization
2010, May 1 - Merged with EC Development, LLC Name changed to EC Development, Inc., a Delaware corporation	Business commenced to develop, market and sell Tahoe Suite of Software.

 Our Business

Our business is the provision of casino gaming software systems, under the brand name “Tahoe Casino Management Systems”, “Tahoe Progressive Systems” and other related software collectively referred to as the “Tahoe Suite of Software” to companies in the gaming industry.  These systems are proprietary and developed by the Company using proprietary-developed software and commercial hardware and software solutions.  The software is written using primarily open-sourced programming languages that are considered robust and appropriate for enterprise-level deployment with encryption and security.  The software is sold with appropriate licenses for use of software belonging to others.  The hardware includes data-acquisition tools that interface with the software systems, which are produced to our specifications by a third-party vendor.

In addition, our business is the development, sales and support of casino software products for the management and monitoring of all aspects of the operation of a casino.  Our software is in daily use in small and medium-sized casinos in the United States and Mexico.  We believe that it has proven to be reliable and technologically superior to that of its established rivals.  We market the Tahoe products by distinguishing their support for a wider range of game classes than those of our competitors and also by promoting it as built to modern software engineering standards, which increases flexibility and reduces system management cost and complexity.  The Company’s products are sold directly to its customers through a variety of distribution channels.

Our software systems are standards-compliant and integrate management and reporting for both Class II and Class III games and related gaming systems.  The first generation of the Tahoe Software Suite was released in 2005.  Over the past five years, the company has continued to expand and grow its state of the art gaming technology to provide what we believe is one of the most comprehensive and cutting edge casino management systems (sometimes referred to herein generically, as “CMS’s”) in the market.

On September 13, 2011 the Company released its newest module which is called the Tahoe Interactive Player System (TIPS).  This new module is designed to offer a level of interactivity for players which we believe is unprecedented in the industry.  The new module adds additional tools for management of gaming systems in casinos with full integration of the Tahoe Suite of Software CMS.  The Tahoe Interactive Player System (TIPS) offers a fully customizable player interface to create a personalized experience for each casino customer.

The system is deployed on thousands of gaming devices in casinos in the US and Mexico and we believe it has proven to be both reliable and technologically superior to that of its established rivals.  The Company’s technology is subject to protection through multiple patent applications filed with the US Patent office which are currently pending.

The distribution of gaming devices and systems are subject to extensive federal, state, local and foreign regulation.  The laws vary from jurisdiction to jurisdiction.  The laws, rules and regulations generally include reviews concerning the responsibility, financial stability and character of the Company, including officers, directors, major shareholders and key personnel.  In many jurisdictions gaming devices and systems have to be tested and approved before distribution.  We have obtained licenses to distribute our casino management systems and solutions in all of the jurisdictions in which we presently do business.

Native American gaming operations are governed by tribal and federal law and tribal-state compacts.  The Federal Indian Gaming Regulatory Act of 1988 (the “Act”) created a framework for the various responsibilities of the tribal, state and federal authorities over tribal gaming operations.  The National Indian Gaming Commission has the authority to issue regulations and regulate tribal gaming activities.  In most cases tribes have also established tribal gaming commissions that regulate gaming operations on their tribal lands as a result of their sovereignty.  We are required to comply with all such sources of law, which may impose different requirements with respect to licensing, product approvals, and operations.

The Company currently has sold and installed its Tahoe Casino Management system in both regulated and unregulated jurisdictions.  The Company and its products have been certified through Eclipse Testing Laboratory.  The Company presently markets and sells into “Emerging Markets” in Mexico, Caribbean and boutique gaming markets such as the cruise ship industry.  In the event of a license denial in a specific jurisdiction, the denial would have a minimal financial impact, as it would only impact sales within the specific jurisdiction for which the license was applied.  None of the Tahoe CMS products has been rejected for any license submission.  The Company currently operates on an international basis, which minimizes the impact of a specific jurisdiction license denial.

Gaming Markets Defined.

The three classes of gaming referred to in this registration statement were first defined as part of the regulatory scheme set forth in the 1988 Indian Gaming Regulatory Act (the “IGRA”).  Before passage of this law, there was no systematic classification of the different types of gambling and gaming.  The least regulated games are Class I games and they include what might otherwise be considered social gaming and, since collection of taxes and regulations in this class are limited at best, these types of games fall outside the market for monitoring and reporting software.

Class II games are defined in the IGRA as games of chance including bingo, lotteries and pull-tab games and other games often played in the same location as bingo.  Games similar to bingo including computer versions are included but slot machines are not.  Games which are “non-banked” meaning that the players compete against each other rather than against a house player or bank are included in Class II gaming.  Thus, poker and other card games becoming popular at casinos can be considered Class II games.  Class II games are more difficult to quantify for reporting and monitoring functions.  Many of the competitor products focus on Class III games because of the difficulty associated with customizing solutions for Class II games.

Class III games include all other gambling games including slot machines and games frequently played at and associated with the casino environment including slot machines, blackjack, craps, and roulette.  These games involve specific equipment such as the slot machines as well as the tables on which the other games are played which tables and slot machines can be integrated with data-acquisition interfaces to quantify and record the gaming activity.  Blackjack, craps, and roulette are typically referred to as table games and, in the casino environment, are played on table assemblies specifically designed for those games (with markings to control the location of chips, cards and the environment of the gaming activities).

Our Products

The Products include both software and hardware solutions which are designed to work in conjunction with one-another.  The software is primarily designed to work in a Microsoft Windows® environment although it can be used with UNIX-based systems as well.  The software offers a degree of scalability that we have not found in competitive offerings.  In addition to being scaled up for enterprise-class applications, the software can be scaled down to meet the needs of a smaller casino or bingo parlor, a market which is generally overlooked by the major competitors.  The Product line includes data-acquisition hardware that can be attached to different types of machines.  This hardware is obtained from third-party vendors who produce on an “OEM” basis according to the specifications of the Company.  The hardware is proprietary but not protected by patent claims at this time.  The software processes include software methodology for which protection is being sought under three utility patents currently pending as well as proprietary algorithms and designs.

In a typical casino using competitive solutions, each gaming machine manufacturer will have its own software that reports out to whatever computer system the casino has in place.  These different manufacturers' software may or may not work together very well.  As a result, casinos are forced to stay with a single manufacturer to maximize compatibility and must forego machines offered by another vendor if the reporting functions are not compatible.  The restriction on games which may be included in the casino management’s purchasing options presents an opportunity for a system that is not restricted to a single manufacturer to create the monitoring and reporting required for governmental oversight of that casino.  The Tahoe System differs in that it will connect to any manufacturer's game and it reports to the casino's current server or to one the Company provides.  The software prints reports of all gaming activity regardless of the game manufacturer seamlessly and flawlessly thereby increasing accuracy and reducing workloads.  Ultimately, this should increase profitability in the casino or gaming facility.

The Tahoe Casino Management System (Tahoe CMS) is a packaged, fully modern, fully computerized slot accounting, promotion, marketing, and reporting system which allows a casino to run virtually any vendor’s games on one system, completely negating the need to have disparate systems while also enabling the use of some truly cutting edge marketing tools.  The Tahoe CMS is a complete ground up, clean contiguous build, from the custom manufactured SAS (Slot Accounting Systems, a recognized protocol for machine communications for gaming machine communications) bank controllers to the software which runs on servers and desktops, the Tahoe CMS is neither a patch work of buy-ups or running on outdated technology and the Company has filed three patent applications which are presently pending in the US Patent and Trademark Office.

The Tahoe CMS is a complete game accounting system targeted for both Class II and Class III games and includes a customer management system.  This full featured system connects not only to Class III slot machines but Class II electronic gaming devices as well.  While the Class III games are standard in major gambling meccas such as Las Vegas and Atlantic City, many emerging markets and tribal gaming jurisdictions are predominantly populated with Class II gaming.  The ability to seamlessly aggregate data from and fully utilize the features from these two standards while integrating table games via the Tahoe Table Tracking system allows the casino operator to grow and change with its market while understanding and rewarding its customers.

Basic Core Features of the Tahoe CMS

·	Slot Accounting System – Meters player sessions, machines and machine inventory.
a.	Tracks play, meters, and auto-corrects or flags discrepancies
b.	Automatically aggregates all connected gaming machines into one set of reports, organized by vendor and cleaned automatically using the Tahoe CMS’s robust 4th Generation data scrubbing system
c.	Integrated tools allow identifying and repairing bad meters
·	Integrated floor diagramming systems lets the gaming facility management design and map the gaming facility floor using the actual inventory of gaming machines on the system.

·	Connect both Class II and Class III gaming machines on the same system.
a.	No difference in accounting processes, ticketing, cash out, or game play.
b.	One set of reports for all connected games, complied together, all scrubbed automatically by Tahoe CMS’s unique, robust 4th generation meter scrubber.
c.	All discrepancies are automatically flagged for ease of accounting.
·	Audit logging to the database on all “Significant Events” at the game level including:
a.	Access Door opened/closed
b.	Cashbox installed/removed
c.	Handpay/Jackpot/Lockup
d.	Game Start/End
e.	Ticket Issuance/Redemption
f.	Player Arrive/Depart
g.	Cashout
·	Enables the use of Cash and Cashless gaming with Tickets or Cards
·	Supports both old and new games using SAS 2.0 thru the latest SAS 6.02
·	Supports all Gaming Standards Association (“GSA”) and non-GSA compliant Class II games on S2S (system to system basis)
·	Supports multi-site accounting and multi-site ticketing
·	One database design permits simple setup, maintenance and backup
·	Real-time buffering and integrated hardware fault tolerance

Compliance Built into the Design

•	Lab Certified – The Tahoe CMS is lab certified by Eclipse Gaming Labs
•
Class II Accredited – The Tahoe CMS is accredited by VGT, the largest Class II gaming vendor in the word as a “fully compatible” system.  As of 2011, the Company has been tested and certified with 8 different Class II Vendors

•	Tech14 – The Tahoe CMS is the first slot accounting system to enter the Nevada Gaming Laboratory’s newly adopted Technical Standard 14 Certification standard.
•	Approved for integration and use by over 28 fully tested gaming vendors with over 300 titles

Additional Modules

·
Tahoe Cashflow is a software solution designed to track and monitor the flow of money from the vault to the floor as well as the cashier stations.  Each point of cash transaction is completely controlled and tracked with the Tahoe Cashflow system. This robust tool allows for peace of mind while providing complete financial reporting compliant with standardized “Minimal Internal Controls” (or “MIC’s”) as defined by the Gaming Standards Association.

·
Tahoe Table Tracker allows tracking player data as well as table game statistics.  This tracking is integral to providing a complete view of a casino’s operation and player habits. The Tahoe Table Tracking system allows for automatic player entry while still allowing the dealer and pit boss to capture the data that is critical to each individual facility. This tool allows the dealer and pit boss to accurately reward and identify the desired players, their habits and the best manner to reward them with incentives.

Tahoe TITO and Cashless System works with “Ticket In Ticket Out” (or “TITO”) systems which are the norm in the primary Class III markets.  The Tahoe system provides complete TITO functionality. This allows for easy integration of any gaming floor. Because of the particular needs of many emerging and boutique gaming markets EC Development created a cashless system that allows for a completely cashless gaming floor that greatly reduces cash liability and man-power requirements while meeting specific jurisdictional requirements.

·
Tahoe Progressive System connects with multiple vendor gaming devices in multiple locations which when linked together form one large comprehensive progressive jackpot system.  This system captures all the players’ activities on the linked games and provides the accounting information to the Casino or Casino’s that allows for the triggering of jackpots.   The system further provides for the accounting of the monies both collected and disperse to the casino.

·
Tahoe Casino Cast System is a marketing and jackpot celebration system.  This system delivers marketing information to display environments, which can be located throughout the gaming facility, to announce jackpot celebrations and other events and items which create a positive “winning” environment.  This system also provides linking through connections to all of the casino’s multimedia marketing peripherals such as the lighting; multimedia displays; water fountains etc., in addition to traditional display monitors.

·
Tahoe Interactive Player System is a system that offers an increased level of interactivity for players and additional tools for casinos to provide an expanded and more sophisticated customer interface and real-time communication platform for player-casino interactivity. The system will greatly enhance the player experience and allow casinos to access player data previously unavailable and provides a fully customizable player interface to create a personalized experience for each casino customer.  The system provides the casino the ability to run its own floor wide, bank-specific or game-specific universal progressive, allowing for any number of configurations to drive play to specific areas at specific times or to the entire gaming floor all the time.

·
Tahoe Performance Console provides real-time monitoring of the CMS from the casino gaming floor to monitor the cash and all related activities.  This system allows management monitoring significant gaming data such as amounts of all cash played, cash paid out, ticket redemptions as well as allowing monitoring individual games for level of play and performance, via a live-feed to the management office in the facility or off-site and the corporate offices.

Going Forward: The Company’s Growth Strategy.

The Company believes that it can best pursue its growth strategy along a defined path.  The Company’s strategy in moving forward is to expand in the international emerging markets, the boutique markets and the Tribal Gaming Markets.  The expansion of casinos and gaming facilities in South America, Latin America and Asia (these and other similar areas without, historically, a significant number gaming facilities are sometimes referred to in the Gaming industry as the “Emerging Markets”), as reflected in places such as Peru, Mexico, Australia and Macau, open large opportunities for CMS systems that are agnostic to the equipment manufacturers and proprietary gaming equipment.  We believe the best growth potential lies with our continued development and marketing of a CMS system with universal integration capabilities for both Class II and Class III facilities and equipment.  The Company will continue to position itself, as a reliable, trusted “Partner”, not just a system-builder.  We believe the Tahoe Casino Management System (CMS) is properly situated to take advantage of certain markets and therefore endeavor to present our marketing message consistent with the needs of those markets.

The global gaming market is growing at a rapid rate.  The result is an increase demand for solutions that:

■	Use the latest technology standards
■	Provide seamless integration with a wide range of gaming machine manufacturers
■	Allow seamless integration between Class II and Class III gaming
■	Offer Solutions with multiple languages and currencies
■	Offer end-to-End Solutions and Support

To Further its Marketing Strategy, the Company has enhanced its system for the targeted markets.

Central and Latin America, Caribbean and South America

●	Tahoe CMS is localized in both currency and language within Spanish speaking countries
●	Our technology has already been successfully deployed in Mexico in a number of Casinos
●	The company has a local sales and support office in Mexico
●	Tahoe CMS seamlessly integrates into Class II & Class III equipment
●	Tahoe CMS is able to support emerging gaming markets
●	Tahoe CMS is designed to support older versions of SAS

US Tribal Gaming

●	Tahoe CMS is certified by Eclipse Compliance Testing Lab giving it jurisdictional certification in all Tribal Gaming through NIGC
●	The Company’s founders are Native American and believe that they enjoy a good reputation in the Tribal Gaming community
●	The Company has formed strategic alliance with several game manufacturers to offer a complete package solution that includes software and games
●	Financing through revenue sharing programs are available

Boutique Gaming

■          The Company is focused on all three primary segments:
■	Cruise Ship Industry
■	Aware with Prize (AWP)
■	International emerging markets

■          Tahoe CMS solutions are built with state-of-the-art technologies to meet the unique requirements of this gaming sector including less than optimal operating environments (such as those presented for ships at sea).
■ The Company has formed strategic alliances with several game manufacturers to offer complete package solutions that includes software and games
■ The Company offers financing through revenue sharing programs available to gaming facility operators.
■ Tahoe CMS is adaptable to the unique requirements of the AWP market

In pursuit of its strategy, the Company has achieved milestones that include:

·
Emerging Markets – The Company has established distribution channels and is in the process of submitting the Tahoe CMS for approvals in Peru, Mexico, Dominican Republic and other jurisdictions that have recently begun regulating gaming and require certification.

·	Obtained Certification – The Tahoe CMS is presently certified by Eclipse Compliance Testing Lab giving it jurisdictional certification in over 100 locations including all Tribal Gaming through NIGC.
·	Expanded Company Presence – The Company has opened offices in Mexico and India to provide local support and sales activities in addition to adding distributors in Central America and South American.
·
Leverage Operating Costs – The Company is entering into new contracts with an OEM manufacturer for our TSU hardware, which will reduce our costs for hardware by as much as 50%, offering a direct positive impact on Company profits.  Labor costs are being reduced, both by the creation of distributor relationships, with shared costs, and by establishing partnerships with gaming equipment companies to offer turn-key solutions including their gaming equipment and the Tahoe CMS and cost-sharing of installation and support for new Casinos.

The Future of the Company and Its Technology

Unique and creative solutions have long been an integral part of the Company’s mission statement.  The Company is preparing for what it perceives to be growth in online and portable gaming opportunities and meeting the needs of the online gaming market’s need for a fully featured robust casino management system with a comprehensive player tracking system.  We are working to design new hardware and software solutions to allow for even more flexibility and cost savings for our customers while maintaining or increasing our profit-margins while still offering support for these products.

As the online gaming world grows, an increased need for a fully featured management system grows with it.  It is the Company’s belief that, while there are many differences in the ways gaming is delivered to the online community compared with gaming in the brick and mortar counter parts, the need to understand and reward the player is fundamentally the same. Utilizing our Company’s approach and skills in interconnectivity, we believe the Company’s Tahoe CMS can give online gaming the same ease of use, reliably and robust features traditional gaming has enjoyed for years.

We believe that the Company can continue to innovate with leading edge technology while keeping an eye on the future of the gaming industry.  This includes use and integration of the newest and most powerful operating systems used in smartphone and tablet applications into future iterations of the Tahoe Casino Management System.  The Company is working to integrate G2S and other protocols to the number of ways in which Tahoe CMS communicates with gaming equipment and technology.

These new operating systems allow for smaller devices and more flexibility in the ways in which our customers utilize our software and interact with their customers.  We are exploring ways in which the new and more nimble operating systems will allow for great innovation.  With these new popular operating systems, the Company can offer access to data using devices like the Apple iPhone-based and Android-based devices (trademarks of others).  The Company intends to maximize the use of smaller handheld smart devices such as smart phones and tablets, allowing for greater mobility and allowing for differing operating systems and, as a result, offer a greater degree of flexibility to the Tahoe CMS product line.

While SAS and S2S protocols have long been utilized by the Company and others in the gaming industry, the Company recognizes that G2S (gaming equipment to systems) has recently become established as the future of communications standards.  The Company has recently begun testing of products using G2S protocols.  We intend to remain diligent in our search for and adoption of the upcoming standards to insure our customers remain on the leading edge of technology.

Product Certification

Many jurisdictions require any gaming related products, including gaming devices and gaming software to be certified.  There are three primary independent certification laboratories; Eclipse Compliance Testing (Eclipse), Gaming Laboratories International (GLI) and BMM International LLC (BMM) that provide the required certifications.

The product line of the Company includes software solutions, which may be relied upon by governmental agencies in determining taxes due from gaming facilities and other official uses.  As a result, most governmental agencies require verification of the reliability and verifiability of the data-collection components of such software to insure proper collection of taxes.  The Company has obtained certification of certain of its products from recognized independent research and testing facilities in order to be able to sell these products to governmentally-regulated casinos.  Certification is ongoing for new products, revisions to the product line and the requirements of new jurisdictions where the products may be sold.

The Company has been certified by Eclipse and is certified in the following jurisdictions:

Jurisdiction	Regulatory agency within Jurisdiction

Alabama	City of Birmingham
St. Clair County
Walker County
City of Whitehall
Poarch Band of Creek Indians Gaming Commission

Arizona	Arizona Department of Gaming
Ak-Chin Tribal Gaming Agency
Aocopah Tribal Gaming Agency
Colorado River Indian Tribes Tribal Gaming Office
Fort McDowell Tribal Gaming Office
Fort Mojave Tribal Gaming Office
Gila River Tribal Gaming Office
Navajo Nation Gaming Regulatory Office
Pascua Yaqui Tribal Gaming Office
Salt River Pima-Maricopa Indian Community Regulatory Agency
San Carlos Tribal Gaming Office
Tohono O’Odham Tribal Gaming Office
Tonto Apache Tribal Gaming Office
White Mountain Apache Tribal Gaming Office
Yavapai-Apache Tribal Gaming Office
Yavapai-Prescott Tribal Gaming Office

California	State of California Gambling Control Commission
Agua Caliente Gaming Commission
Alturas Rancheria Gaming Commission
Augustine Gaming Commission
Garona Gaming Commission
Bear River Gaming Agency
Berry Creek Rancheria Gaming Commission
Big Valley Rancheria Gaming Commission
Bishop Paiute Gaming Commission
Blue Lake Rancheria Gaming Commission
Cabazon Band of Mission Indians Gaming Commission
Cahuilla Tribal Gaming Agency
Chemehuevi Indian Tribe
Chicken Ranch Gaming Commission
Dry Creek Gaming Commission
Elk Valley Rancheria Gaming Commission
Hoopa Valley Gaming Commission
Iipay Nation of Santa Ysabel Gaming Commission
Jackson Rancheria Tribal Gaming Agency
La Jolla Gaming Commission
La Posta Band of Mission Indians Gaming Commission
Mooretown Rancheria Gaming Commission
Paskenta Band of Nomlaki Indians Tribal Gaming Commission
Picayune Rancheria Tribal Gaming Commission
Redding Rancheria Tribal Gaming Commission
Sacramento County Sheriff’s Department Bingo Compliance Unit
San Pasqual Gaming Commission
Santa Clara Police Permits Unit
Santa Rosa Rancheria Gaming Commission
Santa Ysabel Gaming Commission
Sherwood Valley Tribal Gaming Commission
Smith River Rancheria Tribal Gaming Agency
Susanville Indian Rancheria Gaming Commission
Sycuan Gaming Commission
Table Mountain Rancheria Tribal Gaming Commission
Torres Martinez Gaming Commission
Trinidad Rancheria Tribal Gaming Commission
Tule River Gaming Commission
Tuolumne Me-Wuk Tribal Gaming Agency
Viejas Tribal Government Gaming Commission

Connecticut	Connecticut Department of Special Revenue
Mashantucket-Pequot Tribal Gaming Commission
Mohegan Tribal Gaming Commission

Florida	Florida Department of Business and Professional Regulation Division of Pari-mutuel Wagering
Miccosukee Tribe of Indians of Florida Tribal Gaming Agency
Seminole Tribal Gaming Commission

Georgia	Georgia Bureau of Investigations

Idaho	Kootenai Tribal Gaming Commission
Shoshone-Bannock Gaming Commission

Kansas	Iowa Tribe of Kansas and Nebraska
Kickapoo Tribe Gaming Commission
Prairie Band Potawatomi Gaming Commission

Kentucky	Kentucky Office of Charitable Gaming

Louisiana	Louisiana Gaming Control Board
Louisiana State Police Casino Gaming Section
Louisiana State Police Indian Gaming Unit
Sovereign Nation of the Chitimacha Tribal Gaming Commission
Coushatta Tribal Gaming Commission
Tunica-Biloxi Tribal Gaming Commission

Maryland	Anne Arundel County Department of Inspections and Permits

Michigan	Michigan Lottery
Bay Mills Gaming Commission
Grand Traverse Band Tribal Gaming Commission
Hannahville Potawatomi Gaming Commission
Keweenaw Bay Indian Community Gaming Commission
Little River Band of Ottawa Indians Gaming Commission
Little Traverse Bay Band of Odawa Indians Gaming Regulatory Commission
Saginaw Chippewa Gaming Commission
Sault Ste. Marie Tribal Gaming Commission

Minnesota	State of Minnesota Gambling Control Board
Fond du Lac Band of Lake Superior Chippewa Gaming Commission
Mille Lacs Band of Ojibwe Indians Office of Gaming Regulations
Prairie Island Gaming Commission
Shakopee Mdewakanton Sioux Community Gaming Commission
Upper Sioux Gaming Regulations Compliance Board

Mississippi	Mississippi Gaming Commission

Montana	Blackfeet Tribe Gaming Commission
Crow Nation Gaming Commission
Fort Belknap Gaming Commission
Salisha and Kootenai Gaming Commission

Nebraska	Winnebago Tribe

New Jersey	New Jersey Division of Alcoholic Beverage Control
New Jersey Legalized Games of Chance Control Commission

New Mexico	New Mexico Gaming Control Board
Laguna Tribal Gaming Regulatory Authority
Mescalero Apache Tribal Gaming Commission
Ohkay Owingeh (San Juan Pueblo) Gaming Commission
Pojoaque Pueblo Gaming Commission
Pueblo of Isleta Gaming Regulatory Agency
Pueblo of Santa Ana Gaming Commission
San Filipe Pueblo Gaming Regulatory Commission
Taos Pueblo Gaming Commission

New York	New York State Racing & Wagering Board
Oneida Indian Nation Gaming Commission
Seneca Nation of Indians
St. Regis Mohawk Tribal Gaming Commission

North Dakota	North Dakota Attorney General’s Office
Spirit Lake Sioux Tribe Gaming Commission
Standing Rock Tribal Gaming Commission
Three Affiliated Tribes Gaming Commission
Turtle Mountain Band of Chippewa Indians
Laguna Tribal Gaming Regulatory Authority
Mescalero Apache Tribal Gaming Commission
Ohkay Owingeh (San Juan Pueblo) Gaming Commission
Pojoaque Pueblo Gaming Commission
Pueblo of Isleta Gaming Regulatory Agency
Pueblo of Santa Ana Gaming Commission
San Filipe Pueblo Gaming Regulatory Commission
Taos Pueblo Gaming Commission

Ohio	Ohio Lottery Commission
City of Coshocton
City of Tallmadge
City of Uhrichsville

Oklahoma	Oklahoma Lottery Commission
Oklahoma Horse Racing Commission
Various Tribes including, but not limited to, the following:
Absentee Shawnee Tribe
Apache Tribe of Oklahoma
Cherokee Nation
Cheyenne and Arapaho Tribe
Chickasaw nation
Choctaw Nation
Citizen Potawatomi Nation
Comanche Nation Tribe Gaming Commission
Delaware Nation
Eastern Shawnee of Oklahoma
Fort Sill Apache Tribe
Iowa Tribe of Oklahoma
Kaw Nation of Oklahoma
Kickapoo Tribe of Oklahoma
Kiowa Tribal Gaming Commission
Miami Tribe of Oklahoma
Modoc Tribe of Oklahoma
Muscogee Creek nation
Osage Nation
Otoe-Missouria Tribe of Oklahoma Gaming Commission
Ottawa Tribe of Oklahoma Gaming Commission
Pawnee Nation Gaming Commission
Peoria Tribe
Ponca Tribe of Oklahoma
Quapaw Tribe
Sac and Fox Nation
Seminole Nation of Oklahoma
Seneca-Cayuga Tribe
Thlopthlocco Tribal Town Gaming Commission
Tonkawa Tribe of Oklahoma
United Keetoowah Band of Cherokee Indians
Wichita Gaming Commission
Wyandotte Nation

South Carolina	South Carolina Department of Revenue

South Dakota	South Dakota Commission of Gaming
Flandreau Santee Sioux Tribe

Texas	Kickapoo Traditional Tribe of Texas Gaming Commission

Washington	Washington State Gambling Commission
Colville Confederated Tribes Gaming Commission
Confederated Tribes of the Chehalis
Jamestown S’Klallam Tribe of Washington
Kalispell Nation
Lower Elwha Clallam Tribal Gaming Commission
Lummi Nation
Muckleshoot Gaming Commission
Nisqually Gaming Commission
Nooksack Indian Tribe
Port Gamble S’Klallam Tribal Gaming Agency
Quinault Tribal Gaming Agency
Skokomish Tribe
Snoqualmie Gaming Commission
Spokane Tribe
Squaxin Island Gaming Commission
Stillaguamish Tribe
Suquamish Gaming Commission
Swinomish Gaming Commission
Tulalip Tribal Gaming Commission
Upper Skagit Tribal Gaming Authority
Yakima Nation Gaming Commission

Wisconsin	Wisconsin Division of Gaming Office of Indian Gaming and Regulatory Compliance
Ho Chuck Nation Gaming Commission
Lac Courte Oreilles Band of Ojibwe Gaming Commission
Lac du Flambeau Tribal Gaming Commission
Mohican Gaming Commission
Oneida Gaming Commission
Red Cliff Band of Lake Superior Chippewa Gaming Commission

Wyoming	Northern Arapaho Gaming Commission

US Federal Government	National Indian Gaming Commission

International

Canada	Alberta Gaming and Liquor Commission
British Columbia Gaming Policy and Enforcement Branch
Saskatchewan Liquor & Gaming Authority

Macau	Macau Gaming Inspection and Coordination Bureau

Mexico	The Company is currently authorized for its systems in Mexico and will continue to work with the Mexican Government as required.

Product Revenue Model

Our products are sold with both licensing and installation fees presenting both upfront and recurring revenue streams.  The Company’s revenue model follows the industry standard practice in the gaming industry, charging a license fee per gaming device at the time of installation, followed by a recurring support fee per gaming device per day during the term of the contract.  In addition, the Company provides professional services, which include customization, installation (both hardware & software) and related products.  License and installation fees are charged on a per device basis and range between $2,500 and $3,000 per gaming device in the US and between $1,500 and $2,000 in the International market and typically paid at the completion of installation.

This fee represents about two-thirds of gross income from an installation.  There is a fee associated with providing the data-collection equipment on each device and providing the primary server and related equipment.  This fee represents about one-eighth of the gross revenue.  Providing the data-acquisition hardware runs around $500 per gaming device and the costs of servers are consistent with market prices for such equipment.  There is also a monthly support fee that represents about one-quarter of gross revenue.  This fee is typically priced in the range of $1.00 to $1.50 per day per machine in the US market with a fee of $.50 to $1.00 in the International market.

Production Model

Our Products are a combination of data collection and programming to analyze and report that data which is based on intellectual property and hardware.  The Company uses a number of different companies to produce the data acquisition hardware and interfaces that work with its software solutions.  These products are produced to the Company’s specifications by OEM manufacturers.  The Company is not aware of any issues with raw materials.  Programming is handled by employees of the Company.  Support for our Products is handled by employees of the Company.

Sales Channels and Sales Strategy

The gaming industry is built on esoteric knowledge and personal relationships.  Given the limited number of installations and the complexity of licensing and opening gaming establishments, the community of owners and operators is smaller and more close-knit than other software purchasers such as those in the market for customer relationship management software.  Where the Company previously relied on trade shows for a source of prospects and sales leads, we have focused our efforts on initiating contact within that community of owners, operators, developers and others in the markets in which we desire to compete.   As a result, we believe direct selling has a limited ability to penetrate newer markets.  The Company supplements its direct sales force and anticipates that sales through distributors will become the primary marketing methodology.  Distribution channels include customers that own chains of casinos, other gaming ISVs; OEMs; and government regulatory agencies.  The Company currently has two full-time sales personnel in the US and two distributors with whom it hopes to formalize referral arrangements covering the United States, Central & South America and Europe.  The Company has begun establishing preliminary distribution arrangements with approximately 20 other vendors covering other aspects of the gaming sector and intends to formalize those arrangements offering the best strategic alliances.

The Company’s near-term sales strategy is to pursue three primary market segments; Tribal Gaming, Boutique Gaming and Emerging International markets.   The Company has begun meeting with potential distributors covering Central and South America and providing information about the Company’s products and services: the Company will begin meeting and educating potential members of the Asia Pacific team during 2012.

Market and Competition

Market

The gaming industry includes both large casino operations and smaller facilities.  Traditionally, gaming refers to for-profit gaming operations, which are permitted and exist in 48 states in the US. The size of the market depends on the forecasting models.  Market growth is the result of growing popularity of gambling, legalizing of casinos by several governments, huge capital inflows and development of attractive new casino destinations.  The gaming industry is segmented into casinos which are operated for profit and charitable gaming which may or may not be operated on a continuous basis.  Historically, the gaming industry has been extremely resilient, very durable and held up better than almost any other sector during recessions.  This is often attributed to the “escapism” offered at gaming facilities that attracts customers in hard times.  The financial health and good outlook of casinos is important to the Company.

The gaming industry includes the gambling market, which has been renamed as “gaming” over the past ten years as different types of facilities offering different types of games of chance and wagering were included.  The effect of the shift to a larger focus has also served to soften the public image.  The industry has undergone growth but also increased competition.  Gaming, as used in this registration statement, includes everything from pari-mutuel betting to riverboat gambling to slot machines to bingo halls.  The Company offers software solutions for the owners and operators of various gaming facilities, which range from larger casinos to casinos operated on cruise ships to smaller boutique facilities.  Thus, much of what is considered part of the gaming industry lies within the target market for the Company’s product offerings.

The casino market increased dramatically with the passage of the IGRA which allowed for the comparatively orderly and rapid growth of tribal gaming on Indian territories across the United States.  Where casinos were once restricted to a few major gambling centers, primarily in Nevada, casinos began to be constructed and operate in many locations, often much closer to major metropolitan centers

Tribal casinos represent a large and growing market in the United States with approximately 400 facilities constructed and operating in the past 25 years.  These casinos have included both Class III games like the traditional casinos but also Class II games.

In almost all instances, the regulated operation of gaming requires auditable monitoring of use, receipts and payouts.  These requirements are imposed by tax regulatory agencies as well as state charters or tribal charters for gaming facilities.  Monitoring can be taxing if not available through a software solution and software solutions on each machine must communicate to allow accurate aggregated reporting for the entire facility.

The growth of gaming in destination locations such as Mexico, South America and the Caribbean should also be considered part of the immediate target market for the Company’s product offerings.  On a going forward basis, the market does also include the entire world market for gaming facilities although the primary focus of the Company has been limited to the gaming industry in the western hemisphere.

Overview of Competitive Business Conditions

There are two categories of competitors for EC Development, Inc., in the casino management software or CMS market; the casino game manufacturers which have traditionally provided CMS software in connection with the sales and installation of their own gaming machines and smaller technology companies and programmers which offer custom programming services.  The Company is not aware of a similar suite of products currently marketed by small software companies and programmers and therefore is not aware of realistic competition from this market segment.  The Company recognizes the strengths of the major game manufacturers which come from size, resources and current market penetration as well as their weaknesses which come primarily from the nature of software designed to work with their own specific gaming equipment.  The Company markets software solutions that are considered equipment-agnostic inasmuch as the software may be easily installed with many different types of casino games including equipment for the smaller Class II games and facilities.  The Company’s products and solutions are marketed through direct sales and distributors alongside the sellers of gaming equipment and other products and services for the Gaming Industry.

The Company plans to compete by deploying their technology in areas that are not highly sought after by the large casino game manufacturers and where smaller technology companies do not have the financial or local presence to compete.

Central and South American Market – This market represents many opportunities for the company.  The Company has currently deployed its Tahoe CMS in a number of gaming facilities in Mexico and has demonstrated its ability to localize the Tahoe CMS program in both currency and language within Spanish speaking countries.

Tribal Gaming – The Company has undertaken a focus in this market.  The founders of EC Development, LLC are Native Americans and have actively worked with a number of tribes.  The Company currently has demonstrated its ability to deploy the Tahoe CMS solution in several tribes meeting the challenges of both Class II and Class III gaming environments.

Boutique Gaming – The boutique gaming market consists of three primary segments, which are the Cruise Ship industry; Award with Prize (AWP) gaming; and CLASS II international facilities.  The Tahoe CMS solution is built with state-of-the-art technologies to meet the unique requirements of this gaming sector.

Market Strategy

The Company has focused its marketing strategy around its view of the entire gaming market as the following segments: tribal casinos, state-licensed casinos, non-US (International) casinos and boutique gaming.  Based on this view, we believe that the tribal and international markets represent the best and strongest, growing markets where casinos are less likely to have already selected and installed a casino management system offered by one of the game manufacturers.  The Company believes its resources are best used by its marketing efforts in the segments other than the major state-licensed casinos which are more likely to use self-developed systems coupled with systems provided or installed from the game manufacturers from whom they purchase gaming equipment.

Tribal Casinos

The passage of the IGRA enabled the rapid growth of tribal gaming on Indian territories across the United States, fueled in particular by the popularity of high-stakes bingo games.  In 2009, there were 419 tribal casinos as reported by the National Indian Gaming Commission (NIGC), with revenues of $26.5 billion.  The Company has started a direct sales campaign in this market and has initiated contact with more than 100 tribal casinos, 32 of which are in the sales pipeline.

International Casinos

The growth of gambling in Mexico, South America, the Caribbean, and Africa represent good sales opportunities for the Company.  As international casino patrons become more sophisticated, they will demand more entertainment value from the games and facilities.  Tahoe CMS offers optional modules that help casinos meet these expectations, including multimedia jackpot celebrations; player rewards programs, promotional and marketing tools, and wide-area progressive play.  The Company currently has retained a distributor providing sales support, implementation and training services in the Central and South American Market.  The Company is also currently undergoing the licensing and/or approval process with several countries in Central and South America; the Company’s products are currently approved for use in gaming facilities within Mexico with a number of current installations.  The Company will continue to pursue licensing and approvals with governmental agencies and market-specific upgrades to be able to market its products to meet the growth demands in these markets.

Boutique Gaming

The boutique gaming market consists of three primary sub-segments: cruise ship gaming, “Award with Prize” (“AWP”) gaming and Class II international facilities.

The market for cruise ship gaming includes both traditional cruise lines as well as casino boats offering specific day cruises.  The Company is preparing to install its first CMS and Player Tracking system enhanced specifically for the cruise ship industry and targeted both to casino boats and the traditional cruise ships with gaming onboard.  There are over 200 ships in this market.

The AWP market consists of facilities that offer the gaming experience without the cash payouts of traditional gaming.  Instead, these facilities provide gift cards and other rewards that, while may be a perceived value equal to cash, qualify in jurisdictions where traditional casino gaming is limited or prohibited.  This is viewed as a growing market providing the gaming experience to meet the demand, especially in areas of higher-density population centers.  These facilities may have smaller budgets for CMS but the reward accounting components of the Tahoe products offer marketing advantages that the facilities should find attractive.  The Company is currently under contract with one of these companies to install the Tahoe Progressive System program which is scheduled to be fully operational in the second quarter of 2012.  We believe the competing systems offered by the game manufacturers are not compatible with this type of gaming facility leaving a sub-segment of the market untapped.

Class II international facilities are those facilities offering electronic bingo, sports betting and other Class II gaming devices being developed in countries which have either not established gaming laws often because the regulatory schemes are relatively new and undeveloped or have laws limiting the size and scope of permitted gaming.  These facilities are often opened in anticipation of expanded gaming (getting a foot in the door, as it were) and the facilities, while they represent smaller sales opportunities than traditional casinos, offer a market that is also foregone by the game manufacturer systems.  For that reason, the Company considers this a promising and growing market that offers a foothold into selling its products for future Class III gaming facilities.

Traditional Gaming

While we believe the growing markets discussed above represent strong prospects for growth, the Company is also preparing to enter the traditional casino markets, namely Las Vegas and Atlantic City, while building its products and reputation.  Aging, smaller casinos in Las Vegas represent early possibilities.  The large, corporate casinos will be most accessible when working with partners, such as game manufacturers or acquisitions by other casino operators possibly in other markets where the Company has gained a foothold in the market.

Marketing Resources and Efforts

The Company uses a multi-pronged marketing approach rather than relying on a single method to attract sales.  This is comprised of direct sales personnel, distributors and strategic partners and marketing to the industry including advertising in trade publications, at industry conventions and similar directed marketing.  Currently, the Company has two full-time employees in its direct sales force in addition to supporting staff to manage advertising and direct mailings.  The Company’s strategic partner network has approximately twenty companies in the various aspects of the industry.  These include sellers of games and gaming equipment, builders and contractors specializing in the gaming facilities and consultants and developers in the gaming industry in other countries.  Because the products offered by the Company offer monitoring and verification, the Company has marketing to and developed relationships with certain tribal authorities and agencies which oversee casino and gaming facilities and/or are directed benefited by proper and accurate accounting of gaming receipts.

Competition

There are two categories of competitors in the Casino Management Software (CMS) market; the casino game manufacturers, which have traditionally provided the integrated CMS systems when selling their games and smaller technology companies.  Because of the size of the market, the smaller technology companies include programmers and systems providers that have tried to add the specifics of CMS systems to tap into a market.  We believe the Company is larger and stronger than its competition of smaller technology companies although we acknowledge that the Company started in a similar fashion and is mindful of the possibility of a superior product being offered (although we are not aware of any such competitive products at this time).  The Company does not perceive that the smaller technology companies will present any real competition until one emerges with a product of the scale and size as the Company’s products.

We believe that we have a good understanding of the strengths and weaknesses of the systems offered by casino game manufacturers.  These systems are typically offered and sold in connection with the sale of gaming equipment.  For the larger casino facilities, buying a system from the game equipment manufacturer represents a “safe choice” due to the size and reputation of the vendor and the perceived reliability and quality from a system “designed from the ground up to work with their gaming equipment,” an assumption that is most-likely part of the seller’s promises.

Weaknesses of Game Manufacturers:	Strengths of Game Manufacturers:
Overpriced products Systems are very often dated Viewed negatively by many tribal casinos Little innovation and slow-moving to change	Well-funded and established Full complement of gaming technologies Existing agreements or relationships Perceived integration with gaming equipment

The Company considers the competition in the market to be susceptible to a strong marketing push that can demonstrate that stronger integration with all equipment in the facility and not being tied to a single vendor for game equipment and systems expansion overcome the perceived strengths of relying on the major players for CMS products.

Intellectual property

The Company has filed three patent applications which are presently pending in the US Patent and Trademark Office. Our applications numbered. 20090054151; 20080058105; and 20100299833, all relate to software and hardware solutions for the gaming industry.  The Company holds numerous trademarks relating to the brand and identity of its product line.  The Company claims common-law protection but none of its trademarks or servicemarks are presently registered with the United States Patent and Trademark Office.

Real property

The Company owns a small office building which was formerly its corporate headquarters but which is now used for storage.  The Company maintains an office presence in another office building pursuant to a lease arrangement.  The Company owns no other real estate in part or in whole.

Raw Materials

Because the Company is primarily in the business of developing software applications and providing related services including data-acquisition hardware, we do not utilize any significant amount of raw materials. All of the raw materials needed for our business model are readily available from several different suppliers and at market driven prices. We only purchase data-acquisition hardware, computers and other software in order to provide our services and software applications to customers.

ITEM 1A.                      RISK FACTORS

Inclusion of this section is not required of smaller reporting companies.  An investment in our common stock is highly speculative, involves a high degree of risk, and should be considered only by those persons who are able to bear the economic risk of their investment for an indefinite period. In addition to other information in this Annual Report on Form 10-K, you should carefully consider the risks described below before investing in our publicly-traded securities. The risks described below are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as competition, technological obsolescence, labor relations, general economic conditions and geopolitical changes. Additional risks not currently known to us or that we currently believe are immaterial also may impair our business operations and our liquidity.

RISK FACTORS

The purchase of securities involves significant risks and is suitable only for investors of adequate financial means who have no need for liquidity in this investment and who can afford to lose their entire investment.  Investing in common stock involves a high degree of risk. Certain risks relate to investments generally, others to our Company and our industry and others arise due to the present status of our Company but each investor should carefully consider all of the risks described below, together with all of the other information included in this statement, before you decide whether to make an investment or maintain an investment in our common stock. The risks set out below are not the only risks we face.  If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.  Accordingly, you should consider all of the risk factors discussed below, as well as the other information contained in this document. You should not invest in our common stock unless you can afford to lose your entire investment and you are not dependent on the funds you are investing.  The following risks affect our business and our Company:

There are certain risks associated with the Industry in which the Company operates and the business model pursued by the Company as it presently exists.  The following summarizes certain of these risks but there may be additional risks.

The Company’s business model is subject to macro and micro trends in business, finance, politics, and law

Future unfavorable economic conditions, including those resulting from further or protracted economic instability or down turns cannot be estimated at this time due to the uncertainties associated with such economic conditions, and the extent to which the sale of Company products will be affected thereby. The business model we have chosen to pursue may result in a higher amount of risk than alternative investment options and volatility or loss of principal.

Increases in market interest rates may increase our cost of operations.

An increase in interest rates would make it more expensive to use debt to finance our operations.  As a result, a significant increase in market interest rates could increase our cost of capital, which would reduce our net income.

We depend on market acceptance to sell our products and a lack of acceptance would depress our sales.  Incorrect or improper use of our products or failure to properly provide training, consulting, and implementation and maintenance services could result in negative publicity and legal liability.

Our products and solutions are complex and are deployed in a wide variety of gaming environments.  The proper use of our hardware and software solutions requires extensive training and, if our products are not used correctly or as intended, inaccurate results may be produced which could create problems for our customers both in their financial analysis of operations and their obligations to others, for taxes and other factors dependent on financial results. Our products may also be intentionally misused or abused by the employees of clients who use our products. The incorrect or improper use of our products or our failure to properly provide training, consulting, implementation and maintenance services to our clients may result in losses suffered by our clients, which could result in negative publicity and product liability or other legal claims against us.  We depend on our reputation for quality products and services and injurious negative publicity could have a negative impact on our Company.

While we are not dependent on key suppliers, our business may suffer due to adverse conditions in our supply chain.

Certain components and subassemblies that are used in the manufacture of the hardware components of our products are purchased from limited number of suppliers.  We have not previously needed to expand the range of suppliers for these components.  Further, we believe the components being used could be sourced from other suppliers.  However, in the event that any of these suppliers were to become unable to meet our requirements in a timely manner, we would have to locate alternate suppliers.  If we were not able to do so, we could potentially experience an interruption in production until an alternative source of supply was obtained. Any disruption, or any other interruption of a supplier’s ability to provide components to us, could result in delays in making product shipments, which could have an adverse effect on our business, financial condition and results of operations.  We may begin to rely on certain suppliers as “primary” or “prime” suppliers to maximize efficiency and reduce costs; such a move could give rise to this risk factor regarding reliance on key suppliers.

In addition, some of our major suppliers use proprietary technology and software code that could require significant redesign of our products in the case of a change in vendor. Further, as suppliers discontinue their products, or modify them in manners incompatible with our current use, or use manufacturing processes and tools that could not be easily migrated to other vendors, we could have significant delays in product availability, which would have an adverse impact on our results of operations and financial condition. Although we generally maintain additional parts and supplies for some of our components and subassemblies to limit the potential for an interruption and we believe that we can obtain alternative sources of supply in the event our suppliers are unable to meet our requirements in a timely manner, we cannot assure you that our additional parts and alternative sources of supply would be sufficient to avoid a material interruption or delay in production and in availability of spare parts.

Operating internationally exposes us to additional and unpredictable risks.  We may operate or attempt to sell to customers in locations where political instability or unrest affects both the financial results and the safety of our employees.

We will sell our products and solutions throughout the world and intend to penetrate international markets. A number of risks are inherent in international transactions. Our future results could be materially adversely affected by a variety of factors including changes in exchange rates, general economic conditions, regulatory requirements, tax structures or changes in tax laws, and longer payment cycles. International sales and operations may be limited or disrupted by the imposition of governmental controls and regulations, export license requirements, political instability, trade restrictions, changes in tariffs and difficulties in managing international operations. We cannot assure you that one or more of these factors will not have a materially adverse effect on our international operations and, consequently, on our business, financial condition and results of operations.  As the Company increases its international sales, the risks associated with transnational transactions become greater.

The Company’s business may become subject to extensive regulation at the Federal and state levels for both the sales of its products and its existence as a public company; the Company may be adversely impacted by subsequent regulatory changes.

The operations of the Company are and will be affected by current and future legislation and by the policies established from time to time by various federal and state regulatory authorities. It is not possible to predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on the future business and earnings prospects of the Company.  The Company’s current business model includes sales of products to regulated gaming institutions and may include sales of other products to other market segments not yet regulated.  The operations of the Company are not themselves regulated but the use of the CMS products is subject to the overall regulation of gaming in most jurisdictions.  Our business, results of operations and financial condition could be materially adversely affected if laws, regulations or standards relating to our products or us are newly implemented or changed. Changes in such laws or regulations or their interpretation could adversely impact the ability of the Company to operate which would have a negative effect on the costs of operations as well as impact the Company’s overall business strategy and liquidity.  In such an event, the Company may need to reformulate its business model.  Additionally, changes in Federal and state securities laws or subsequent determinations for need for further compliance with existing Federal and state securities laws may all increase the cost of future capital or force the Company to take actions which affect its ability to continue to operate, including but not limited to allocation of the Company’s assets to pay for rights of rescission or payments of costs of fines to regulators.  The risk factors associated with regulation include those additional expenses incurred as a result of being a reporting public company, which may further strain our limited resources.

Our quarterly results are likely to fluctuate based on sales, which could cause us to miss market expectations and as a result may impact the trading price of our ordinary shares.

The sales cycle for our products and services is variable, typically ranging between a few weeks to several months, and in some extreme cases it may take even longer, from initial contact with the potential client to the signing of a contract.  We derive our sales through both direct and indirect channels, making it more difficult for us to predict revenues because we depend partially on estimates of future sales provided by those acting as referral sources such as distributors (the indirect channel). Unfavorable changes in the sales environment, many of which are outside of our control, could have a materially adverse effect on our business, operating results, and financial condition. Historically, revenues in our industry have reflected seasonal fluctuations related to slower spending activities in the first quarter, and the increased activity related to the year-end purchasing cycles of many users of our products. We believe that we will continue to encounter quarter-to-quarter seasonality.  Our industry operates with a certain backlog and we face factors such as timing and volume of orders within a given period that affect our ability to fulfill these orders and to determine the amount of our revenues within the period.  The long sales cycle associated with major investments in our products and services can create an expectation of future earnings that may not be met as a result of canceled orders, loss of funding by our customers and other unexpected impediments to the sales process which would have a negative effect on the price of our Common Stock if the investment community had been reliant on such sales in pricing our Common Stock.  In addition, changes in our arrangements with our network of referral sources or in the products they offer, such as joint support programs which combine support from a distributor with back-end support from us, could affect the timing and volume of orders.  Furthermore, our expense levels are based, in part, on our expectations as to future revenues.  If our revenue levels are below expectations, our operating results are likely to be adversely affected, since most of our expenses are not variable in the short term.

Undetected problems in our products could directly impair our financial results and we could face potential product liability claims against us.

If flaws in the design, production, assembly or testing of our products and solutions (by us or by our suppliers) were to occur, we could experience a rate of failure in our products or solutions that would result in substantial repair, replacement or service costs and potential liability and damage to our reputation. There can be no assurance that our efforts to monitor, develop, modify and implement appropriate test and manufacturing processes for our products or solutions will be sufficient to permit us to avoid a rate of failure in our products or solutions that results in substantial delays in shipment, significant repair or replacement costs or potential damage to our reputation, any of which could have a materially adverse effect on our business, results of operations and financial condition.

We may be subject to claims that our products are defective or that some function or malfunction of our products caused or contributed to property, bodily or consequential damages. We attempt to minimize this risk by incorporating provisions into our distribution and standard sales agreements that are designed to limit our exposure to potential claims of liability. No assurance can be given that all claims will be barred by the contractual provisions limiting liability or that the provisions will be enforceable.  We may be liable for an unforeseen failure regarding the use of our products or services.  A significant liability claim against us could have a materially adverse effect on our results of operations and financial position.

If our financial analysis or usage analysis solutions fail to properly record all events relating to the use of gaming equipment monitored by our solutions, we may be subject to liability and our reputation may be harmed.

Many of our customers use our solutions to record and monitor interactions of gaming equipment with customers including frequency of use, success, payouts, frequent-user benefits and other aspects of the gaming process. These solutions are used to provide verification of gaming transactions for tax, royalty and other obligations imposed on our customers and to guard against risks of abuse by employees as well as patrons of the gaming establishments.  These customers rely on our solutions to record, store and retrieve data in a timely, reliable and efficient manner. If our solutions fail to record gaming interactions or our customers are unable to retrieve or analyze stored transaction data when necessary, we may be subject to liability and our reputation may be harmed. Although we attempt to limit any potential exposure through quality assurance programs and contractual terms, we cannot assure you that we will eliminate or successfully limit our liability for any failure of our recording and storage solutions.

We face risks relating to government contracts.

We intend to sell our products to, among other customers, governments and governmental entities as well as regulated entities providing assurance to governmental agencies. These sales are subject to special risks, such as delays in funding, termination of contracts or sub-contracts at the convenience of the government, termination, reduction or modification of contracts or sub-contracts in the event of changes in the government’s policies or as a result of budgetary constraints, and increased or unexpected costs resulting in losses or reduced profits under fixed price contracts. Such occurrences have happened in the past and we cannot assure you that we will not experience problems in the future in our performance of such government contracts.

We face risks relating to large projects in the gaming market.

Some of the customer projects for which we offer our products and solutions and related services are growing in size.  The larger and more complex such projects are, the greater the risks associated with such projects.  These risks may include our exposure to penalties and liabilities resulting from a breach of contract, our ability to fully integrate our products with third party products and complex environments, and our dependency upon subcontractors for the successful and timely completion of such projects. Also, we may be held liable for the failure of our subcontractors, from whom we may have no recourse. In addition, there may be more fluctuations in cash collection and revenue recognition with respect to such projects.  With larger projects, the sources and availability of alternate financing may be reduced which could impact the ability of a customer, otherwise committed to acquire our products and services, to pay us.

The markets in which we operate are highly competitive and we may be unable to compete successfully.

The market for our products, solutions and related services, in general, is highly competitive. Additionally, some of our principal competitors may have significantly greater resources and larger customer bases than we do. We have seen evidence of price reductions by some of our competitors and expect to continue to see such behavior in the future, which, if we are required to match such discounting, will adversely affect our gross margins and results of operations. We believe we can manage our product design and component costs. However, there can be no assurance that we will be able to continue to achieve reductions in component and product design costs. Further, the relative and varying rates of increases or decreases in product price and cost could have a materially adverse impact on our earnings.  We compete with a number of large, established manufacturers of gaming equipment and distributors of similar products who integrate systems into their equipment, as well as new emerging competitors.  We cannot assure you that the system pricing of similar systems will not continue to decrease or that our gross profit will not decrease as a result. Moreover, our penetration into certain competitive markets may not experience the same growth rate as the entire industry’s growth rate, which might have a materially adverse effect on our earnings.

We may be unable to develop strategic alliances and marketing partnerships for the global distribution of our products and applications, which may limit our ability to successfully market and sell these products worldwide.

We believe that developing marketing partnerships and strategic alliances is an important factor in our success in marketing our products and applications and in penetrating new markets for such products. However, we have only recently started to develop a number of strategic alliances for marketing and distribution. We cannot assure you that we will be able to develop such partnerships or strategic alliances with potential channel partners on terms that are favorable to us, if at all. Failure to develop such arrangements that are satisfactory to us may limit our ability to successfully market and sell our CMS applications and may have a negative impact on our business and results of operations.

If we are unable to maintain the security of our systems, our business, financial condition and operating results could be harmed.

Our products and services are offered to companies that expect that the information we assemble can be kept confidential.  The occurrence or perception of occurrence, of security breaches in the operation of our business or by third parties using our products could harm our business, financial condition and operating results.  Most of our customers use our products to compile and analyze highly sensitive and confidential financial information. We may come into contact with such information or data when we perform service or maintenance functions for our customers.  While we have internal policies and procedures for employees in connection with performing these functions, the perception or fact that any of our employees has improperly handled sensitive information of a customer or a customer’s customer could negatively impact our business.  If, in handling this information we fail to comply with our privacy policies or privacy and security laws, we could incur civil liability to government agencies, customers and individuals whose privacy was compromised.  If personal information is received or used from sources outside the U.S., we could be subject to civil, administrative or criminal liability under the laws of other countries.  In addition, third parties may attempt to breach our security or inappropriately use our products through computer viruses, electronic break-ins and other disruptions. If successful, confidential information, including passwords, financial information, or other personal information may be improperly obtained and we may be subject to lawsuits and other liability.  Any internal or external security breaches could harm our reputation and even the perception of security risks, whether or not valid, could inhibit market acceptance of our products.

There are risks of litigation associated with providing the reporting and analysis offered by the Company and its products.

The Company’s business model includes providing reporting and analysis tools for which there is a growing trend of holding those who provide such services and tools liable for the accuracy of results.  Our products include tools to analyze and verify gaming activity which our customers may rely upon in fulfilling their obligations to their shareholders or to regulatory authorities.  This creates substantial risks of potential liability as well regulatory enforcement by state and federal regulators.  While the Company has not been the subject of any legal proceedings to date relating to such products and tools, it is possible that legal proceedings might be brought, even where liability cannot be established.  There is a risk that any such legal proceedings may not be settled or otherwise resolved without a materially adverse economic effect on the Company and there is also a risk that such legal proceedings could generate adverse publicity which in turn could have a materially adverse effect on the Company’s operations.

The Company’s business model involves ownership of and extensive use of intellectual property.  There are certain risks associated with intellectual property and the Company’s business model as it relates to intellectual property.  The following summarizes certain of these risks but there may be additional risks.

Inadequate intellectual property protections could prevent us from enforcing or defending our intellectual property and we may be subject to liability in the event our products infringe on the proprietary rights of third parties and we are not successful in defending such claims.

Our success is dependent, to a significant extent, upon our technology. We rely on a combination of trade secrets, non-disclosure and non-competition agreements and other protective measures for our intellectual property, as well as third party licenses to establish and protect the technology used in our systems. However, we cannot assure you that such measures will be adequate to protect our technology, that competitors will not develop products with features based upon, or otherwise similar to our systems, or that third party licenses will be available to us or that we will prevail in any proceeding instituted by us in order to enjoin competitors from selling similar products. Although we believe that our products do not infringe upon the proprietary rights of third parties, we cannot assure you that one or more third parties will not make a contrary claim or that we will be successful in defending such claim.  We intend to distribute our products including software license agreements that restrict the use of our products by terms and conditions prohibiting unauthorized reproduction or transfer of the software.  However, effective copyrights and other intellectual property rights protection may be inadequate or unavailable to us in every country in which our software products are available, and the laws of some foreign countries may not be as protective of intellectual property rights as those in the United States.

Our intellectual property may be claimed to be similar to the property of others resulting in claims against us.

If a claim were to be made that our intellectual property was owned by or similar to the property of others, we cannot assure you, that we will be successful in defending against such claims as may be asserted.  We also cannot assure you that such claims will not have a materially adverse effect on our business, financial condition, or operations.  Defending infringement claims or other claims could involve substantial costs and diversion of management resources.  In addition, to the extent we are not successful in defending such claims, we may be subject to injunctions with respect to the use or sale of certain of our products or to liabilities for damages and may be required to obtain licenses which may not be available on reasonable terms, any of which may have a materially adverse impact on our business or financial condition.

We utilize certain trade secrets in our products which involve programming and design aspects otherwise non-existent in the industry.  The failure to maintain the secrecy associated with these trade secrets could materially impact our ability to compete.  Our rights to intellectual property must be preserved through diligence.

Some of our products involve code, designs and methodology created by the Company which are unique and is considered by the Company to be trade secrets.  Trade secrets must be safeguarded where other protections are not commonly available so the Company has taken certain steps to limit disclosure of the code, designs and methodology which we consider to be trade secrets.  We cannot assure you that the code, designs and methodology will not be discovered by a competitor or that we will be successful in preventing disclosure or unauthorized use of the Company’s trade secrets.  The Company must diligently pursue the non-permitted use of its intellectual property, such as trademarks which can become diluted with abuse or enforcement actions for unauthorized use of other intellectual property.  This may require the allocation of resources which may divert needed capital, legal services and labor away from other projects.  Without such diligence, the Company’s intellectual property may lose value or be subject to claims that trademarks and other property have fallen into the public domain.  The intellectual property of the Company makes up a valuable component of the Company’s brand and identity.

We use certain “open source” software tools that may be subject to intellectual property infringement claims, the assertion of which could impair our product development plans, interfere with our ability to support our clients or require us to pay licensing fees.

Certain of our software products contain a limited amount of open source code and we may use more open source code in the future. Open source code is code (that is components or elements of the software) that is covered by a license agreement that permits the user to liberally use, copy, modify and distribute the software without cost, provided that users and modifiers abide by certain licensing requirements. The original developers of the open source code provide no warranties on such code.  As a result of our use of open source code in our software, we could be subject to suits by parties claiming ownership of what we believe to be open source code and we may incur expenses in defending claims that we did not abide by the open source code license. If we are not successful in defending against such claims, we may be subject to monetary damages or be required to remove the open source code from our products. Such events could disrupt our operations and the sales of our products, which would negatively impact our revenues and cash flow.  In addition, under certain conditions, the use of open source code to create derivative code may obligate us to make the resulting derivative code available to others at no cost. The circumstances under which our use of open source code would compel us to offer derivative code at no cost are subject to varying interpretations. If we are required to publicly disclose the source code for such derivative products or to license our derivative products that use an open source license, our previously proprietary software products may be available to others without charge. If this happens, our customers and our competitors may have access to our products without cost to them, which could harm our business.  We monitor our use of such open source code to avoid subjecting our products to conditions we do not intend. The use of such open source code, however, may ultimately subject some of our products to unintended conditions so that we are required to take remedial action that may divert resources away from our development efforts.  By using open-source code software, we may obligate ourselves to disclose certain aspects of our programming which would result problems associated with enforcing our rights or defending against the rights of others.

There are certain risks associated with the Management of the Company as it presently exists.  The following summarizes certain of these risks but there may be additional risks.

As owners of approximately 38.93% of our common stock, our officers and directors, acting together, have the ability to exercise control over the Company.

At the present time, the directors and executive officers and their affiliates beneficially own (or are deemed to own, through relationships and affiliations) approximately 39% of the outstanding common stock of the Company.  As a result, they hold nearly a majority of the outstanding shares of the Company.  Management of the Company is responsible for day-to-day operations of the Company subject to the overall approval of the Board of Directors but ultimately the decisions of management are subject to the oversight of the shareholders.  This concentration of ownership may have the effect of delaying or preventing a change in control of the Company or forcing management to change its operating strategies. Even though the officers and directors do not hold an absolute majority, management positions will be the most likely to be presented to shareholders and more likely to influence shareholder decisions (assuming a general trend that shareholders will likely “vote with” management).  Therefore, while the number of shares controlled by the officers and directors is less that a majority, their position of control will remain material and significant.

We are dependent on our key personnel.  If we lose our key personnel or cannot recruit additional personnel, our business may suffer.

The Company’s future success may also depend, to a significant extent, on the continued services of certain key members of management who exercise control and guidance relative to the execution of the business model, development of the products and services, marketing or other key services.  The loss of any of these key personnel would likely have a significantly detrimental effect on the Company’s business.  Specifically, the Company depends on the continued involvement of its senior programming team who provides a level of expertise and experience which may be difficult for the Company to duplicate or replace should any leave the Company.  The Company does not maintain “key man” life insurance policies for any of the members of the programming team.  The Company’s prospects also depend on its continuing ability to attract and retain highly qualified technical, sales and marketing, customer support, financial and accounting, and managerial personnel in addition to senior management.  Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract and retain its key personnel.  If our growth continues, we will be required to hire and integrate new employees. Recruiting and retaining qualified engineers and computer programmers to perform research and development and to commercialize our products, as well as qualified personnel to market and sell those products are critical to our success. There can be no assurance that we will be able to successfully recruit and integrate new employees. There is often intense competition to recruit highly skilled employees in the technology industry. An inability to attract and retain highly qualified employees may have an adverse effect on our ability to develop new products and enhancements for existing products and to successfully market such products, all of which would likely have a materially adverse effect on our results of operations and financial position. Our success also depends, to a significant extent, upon the continued service of our CEO and CTO, the loss of either could materially adversely affect our business, financial condition and results of operations.

Our success will depend, in great part, upon the abilities of our management.  We are reliant on management to carry out the business model of the Company.

The nature of our business model is that the Company is wholly dependent on the diligence and skill of our management, acting under the supervision of the Company’s board of directors to carry out and execute on our business model.  Therefore, our future success will depend to a significant extent on the continued service of the senior management team of the Company, the departure of any of whom could have a materially adverse effect on our ability to achieve our business objectives.  We do not have employment contracts with any of our senior management and we may incur additional costs trying to induce one or more of them to remain employed and working with us.  We are reliant on our management for both general business skills such as diligence, network of contacts, negotiation and financial analysis but also applying these skills to the specific needs of the Company and adapting these skills to the business model.  We may also, from time to time, engage outside consultants and professionals known to management to assist in these needs but we will be reliant on management in evaluating and monitoring such outside consultants and professionals.  We cannot assure you that we will attain our objectives under our business model.  Loss of key personnel would create a need to expend Company resources to recruit and hire replacements as well as costs associated with adapting to the directives of new personnel.

Our Management has limited experience with public companies

While we believe that our management possesses certain fundamental business skills that will increase the likelihood, on the part of the Company, to succeed, our management team has never operated a public company as a team and must be considered as inexperienced when it comes to the both the day to day operations of a public company and the management of a business subjected to the regulatory constraints of a public company.  The Company intends to rely on the general skills and business acumen of its management team as well as engaging other professionals and consultants from time to time to insure that it gains the expertise to manage a public company and maintains regulatory compliance.

Pursuant to the Company’s articles of incorporation, the Company’s Board of Directors has the authority to issue shares of stock without any further vote or action by the stockholders. The issuance of stock under certain circumstances could have the effect of delaying or preventing a change in control of the Company or may deter takeover attempts.

Our Articles of Incorporation contain provisions that may have the effect of discouraging, delaying or making more difficult a change in control and preventing the removal of incumbent directors. The existence of these provisions may reduce any premiums over market price that a potential acquirer would offer to shareholders for their shares of our common stock. Furthermore, we are subject to provisions of the Delaware General Corporation Laws that may make it difficult for a potential acquirer to exert control over our Board of Directors and may discourage attempts to gain control without the consent of the Board of Directors.  The ability of management to deter a potential acquirer could reduce the price such acquirer was willing to pay for the Company or its Common Stock which would have a negative effect on the price ultimately realized.

We have provided for certain limitations of liability and indemnifications of our management.

We indemnify officers and directors to the maximum extent permitted by Delaware law.

While limitations of liability and indemnification are themselves limited by both Federal and state laws and evolving case-law involving corporation management, the Company has instituted provisions in its bylaws indemnifying, to the extent permitted, against and not making management liable for, any loss or liability incurred in connection with the affairs of the Company, so long as such loss or liability arose from acts performed in good faith and not involving any fraud, gross negligence or willful misconduct. Our articles of incorporation provide for indemnification of directors, officers, employees and agents of the Company to the fullest extent permitted by Delaware law.  Therefore, to the extent that these provisions provide any protection to management, that protection may limit the right of a shareholder to collect damages from members of management.  Members of management are required to exercise good faith and integrity in handling the affairs of the Company.

We are a newer, smaller company.  There are risks associated with the present stage of the Company

We are a relatively new company with limited resources and sources of revenues.

We were incorporated in Delaware on May 30, 2000; the Company was the successor to another company by merger.  The Company had no existing operations at the time it acquired our current business and has only recently begun to realize revenues from the sales of our current line of products.  As we have recently acquired the business operations which have become the focus of our business model, we should be considered to have limited experience relating to the business identification, evaluation and acquisition of target businesses and, accordingly, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives.; therefore, the extent of our activities may characterize us as a newer company  We have limited resources and have realized limited revenues to date.  We cannot assure you that the Company will attain its objectives.  We are subject to all of the business risks and uncertainties associated with any new business enterprise, including the risk that we will not achieve our objectives and that the value of shareholder investments in us could decline substantially or fall to zero.  If we do not realize yields in excess of our expenses, we may incur operating losses and the market price of our shares may decline.

The Company has a limited operating history so there is little in its past performance to predict future results.  Investors should not rely solely on projections or opinions.  The Company has experienced losses in its history and its past may not be a reliable indicator of future performance.

The Company has only a limited operating history on which to base an evaluation of its business and prospects.  While we believe that the Company has proven the concepts underlying its business model, the Company has generated only limited earnings to date.  The Company’s past operating history may not provide an adequate gauge of its potential for growth and future profitability. The limited amount of information about the Company makes it more difficult for you to predict whether or not the Company will be successful.  There can be no assurance that the Company will ever achieve a profitable level of operations or that profitability, if achieved, can be sustained on an ongoing basis.  The Company’s prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development.  You should evaluate the Company’s chances of financial and operational success in light of the risks, uncertainties, expenses, delays and difficulties associated with starting a new business, many of which may be beyond the Company’s control.  In addition to the uncertainties involved in developing, managing and maintaining a business of the type proposed by the Company, there are a number of other risk factors customarily associated with the commencement of any new business that can reduce the funds available for the initial operations of the enterprise.  Among other challenges, we must build our customer base, respond to competitive developments, attract, retain and motivate qualified employees and establish and maintain our technologies, products, and services on an ongoing basis. There can be no assurance that we will be successful in addressing such risks and implementing our business strategy.  The Company cannot guarantee that it will be successful in accomplishing its objectives.  We have historically lost money but the Company has been engaged in a new business model for the past eighteen months (the periods reflected in this Annual Report).

The Company has not authorized any party to make any projections or express any opinion concerning future events or expected profits or losses, except as set forth in its statements and other documents filed with the Securities and Exchange Commission.  Opinions of possible future events are based upon various subjective determinations and assumptions.  All projections by their very nature are inherently subject to uncertainty; accordingly, a prospective investor will be subject to the risk that any such projections will not be reached, that any such underlying assumptions may prove to be inaccurate.  Opinions, whether written or oral, which differ from the data provided to those documents are not authorized and should not be relied upon by investors in making decisions about investing in, buying of selling the stock of the Company.  Furthermore, while members of the Company’s management have significant business experience, they have not previously been involved in the development of a public company as a business specifically similar to the Company.  Therefore, projections and opinions about the prospective success of the Company contained in documents filed with Securities and Exchange Commission or otherwise authorized by the Company are based solely on the judgment of and assumptions made by the Company’s management on which to estimate the volume of sales and the amount of revenues that the Company’s planned operations may generate, or regarding other aspects of the planned operations of the Company.

We have historically incurred losses and losses may continue in the future.

We have historically had losses.  Accordingly, we may experience significant liquidity and cash flow problems if we are not able to generate projected revenues as anticipated or, if necessary, raise additional capital to meet certain short-term obligations as needed and on acceptable terms.  No assurances can be given that we will be successful in reaching or maintaining profitable operations.  We expect to continue to incur losses prior to the time when the Company begins to receive anticipated revenues from transactions in our pipeline in order to pursue our business model.

Smaller and newer companies frequently issue senior debt securities to raise funds.  This is a common source of financing for companies without a robust market for their stock or the ability to attract underwriters.

The Company has not yet offered for sale or issued senior securities, including debt.  This risk factor explains the risks associated with this type of financing which may be the only financing available to the Company while it is a smaller or newer public company.  If the Company were to offer for sale and/or issue senior securities, you will be exposed to additional risks, including the typical risks associated with leverage.  If we do incur debt, a decrease in the value of our investments would have a greater negative impact on the value of our common stock than if we did not use debt.  The types of debt instruments typically offered to smaller and newer companies carry additional risk factors including:

•
Our ability to pay dividends would be restricted if we did not have sufficient cash to pay both dividends and debt service and amounts that we use to service our indebtedness would not be available for dividends to our common stockholders.

•	It is likely that any debt we incur will be governed by an indenture or other instrument containing covenants restricting our operating flexibility.
•	The Company and you will bear the cost of issuing and servicing our senior securities.
•	Any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock.

The Company may, as a result of operations, have a need for additional financing.  There are risks to the Company in connection with the need for such financing or its availability.  We may sell additional securities (debt or equity) in the future that may dilute the value of your investment.  Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock

The Company has raised funds from private placements in the past and, while the Company expects that its pending revenues and capital resources are anticipated to begin to cover costs incurred during the next twelve (12) months,  additional  financing  might become necessary at some point in the future.  Such financing may not be available on favorable terms, if at all.  If the Company is unable to secure sufficient capital in the future, its ability to pursue its business strategy and its results from operations may be impaired. There is no assurance that the Company’s estimate of its liquidity needs is accurate or that new business development or other unforeseen events will not occur, resulting in the need to raise additional funds. The failure to raise any needed additional funds will likely have a materially adverse effect on the Company.  In addition, it is possible that raising additional funds will result in substantial additional dilution or risks associated with leverage if the securities are senior debt securities.

The Company has not historically paid dividends in the past and does not guarantee paying future dividends to our stockholders.  We do not anticipate declaring or paying dividends in the immediate future.  Dividends to shareholders may never equal the amount invested by the shareholders.

While the Company is permitted to declare and pay dividends to its stockholders, there is no assurance that the Company will have sufficient revenues to pay dividends during any future period. The Company, since its acquisition of EC Development, LLC, has never declared or paid any cash dividends on its common stock.  For the foreseeable future, the Company intends to retain any earnings to finance the  development  and  expansion  of  its  business,  and it  does  not anticipate paying any cash dividends on its common  stock in the immediate future.  We cannot assure you that any dividends to shareholders will be made by the Company or that aggregate dividends, if any, will equal or exceed the shareholders’ investment in the Company.  Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including the Company’s financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the Board of Directors considers relevant.  Investors in need of liquidity through the payment of dividends should refrain from common stock which does not have a dividend requirement.

If we fail to implement or maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, it could have a materially adverse effect on our business, operating results and share price.

The Sarbanes-Oxley Act of 2002 imposes certain duties on us. Our efforts to comply with the requirements of Section 404 have resulted in increased general and administrative expenses and a devotion of management time and attention to compliance activities, and we expect these efforts to require the continued commitment of significant resources.  We expect to continue to incur significant expenses as a result of being a reporting company, including increased legal and accounting expenses and expenses incurred in complying with the internal controls requirements of the Sarbanes Oxley Act.  If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting. In addition, we may identify material weaknesses or significant deficiencies in our internal control over financial reporting. Failure to maintain effective internal control over financial reporting could result in investigation and/or sanctions by regulatory authorities, and could have a materially adverse effect on our business and operating results, investor confidence in our reported financial information, and the market price of our shares.  The Sarbanes-Oxley Act of 2002 imposes certain duties, the compliance with which investors may rely on in making investment decisions; our inability to comply would likely be viewed negatively by the investing community.

We are not required to meet or maintain any listing standards for our common stock to be quoted on the OTC Pink Market, which could affect our stockholders’ ability to access trading information about our stock.

OTC Markets is separate and distinct listing service not affiliated with the NASDAQ Stock Market and any national stock exchange, such as the New York Stock Exchange or the American Stock Exchange. Although the OTC Markets is itself regulated as a quotation service operated by the OTC Markets and displays real-time quotes, last sales prices, and volume information in over-the-counter (OTC) equity securities like our Common Stock, we are not required to meet or maintain any qualitative or quantitative standards for our Common Stock to be quoted on the OTC Markets. Our Common Stock does not presently, and may never meet the minimum listing standards for listing on the NASDAQ Stock Market or any national securities exchange.

Investment in our Company will be subject to the risks associated with a lack of liquidity relating to our stock.

There is presently a very limited public market for the Company’s common stock.  The common stock is not currently traded on any exchanges but only quoted.  Therefore, the market for our common stock is limited.  While management expects to undertake steps that would create a publicly traded market for the Company’s common stock and thus enhance the liquidity of the Company’s shares, there can be no assurance a meaningful trading market will develop. The Company therefore can make no representation about the value of its common stock.  If a larger market for our Common Stock were to develop, the trading price of the Company’s common stock might still be subject to wide fluctuations in response to variations in quarterly results of operations, the gain or loss of customers, announcements of technological innovations or new solutions by the Company or its competitors, general conditions in the consulting industry, and other events or factors, many of which are beyond the Company’s control.  In addition, the stock market has recently experienced extreme price and volume fluctuations which have affected the market price for many companies in industries similar or related to that of the Company, which have been unrelated to the operating performance of these companies.  These market fluctuations may have a materially adverse effect on the market price of the Company’s common stock if it ever becomes tradable and this risk may be heightened as a result of the lack of liquidity associated with a newly traded company similar to the Company.

There are risks associated with the volatility of stock pricing associated with newer, smaller companies and limited markets inherent in investing in newer companies with small capitalization due to lack of acceptance by many of the investing public.

We are a relatively new company entering a highly competitive marketplace.  Consequently, this investment may be marketable only to a limited segment of the investing public.  The Company believes those similar small companies which are newer and have a small capitalization offer significant potential for growth, although such companies generally have more limited product lines, markets, market share and financial resources than larger or more established companies.  The securities of such companies, if traded in the public market, may trade less frequently and in more limited volume than those of more established or larger companies.  Additionally, in recent years, the stock market has experienced a high degree of price and volume volatility for the securities of newer companies with small capitalization. In particular, newer companies with small capitalization that trade in the over-the-counter markets have experienced wide price fluctuations not necessarily related to the operating performance of such companies.  As we are such a newer company, our common stock may experience the volatility associated with newer, smaller companies.

Our  common  stock is  subject  to the  ”Penny  Stock”  rules of the Securities  and  Exchange  Commission   (“SEC”) and the trading market in our  securities is limited,  which makes  transactions  in our stock cumbersome and may reduce the value of an investment in our stock.

The  Securities  and  Exchange  Commission  has  adopted  Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes  relevant to us, as any equity security that has a market price of less than $5.00 per share or option to acquire any equity security with an  exercise  price of less  than  $5.00  per  share,  subject  to  certain exceptions such as securities which are registered on certain national securities exchanges or quoted on the NASDAQ system if  current  price and volume information is provided by the exchange system with respect to transactions in such securities.  For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and
•	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.
In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•
make a  reasonable  determination  that  the  transactions  in penny stocks are  suitable  for that person and the person has  sufficient knowledge  and  experience  in  financial  matters  to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market and the risks inherent therein, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public  offerings  and in  secondary  trading  and  about  the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an  investor  in cases of fraud in penny stock  transactions.  Finally, monthly statements have to be sent which disclose recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules.  This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

ITEM 1B.                   UNRESOLVED STAFF COMMENTS

None

ITEM 2.                      PROPERTIES

The Company owns a small office building which was formerly its corporate headquarters which is now used for storage.  The Company maintains its executive offices in another office building at 23 E. 9th Street, Suite 229, Shawnee, Oklahoma, 74801 pursuant to a lease arrangement.  We also operate and develop our gaming software solutions in the same leased space at the same location at 23 E. 9th Street, Suite 229, Shawnee, Oklahoma, 74801.  We believe that our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.  The Company owns no other real estate in part or in whole.

ITEM 3.                      LEGAL PROCEEDINGS

On March 20, 2012, the Company was named as a defendant in the District Court of Oklahoma County, State of Oklahoma with respect to a dispute over an entitlement fee for financing arrangements pertaining to 2005.  Members of EC Development, LLC, who are now officers of the Company and stockholders of the Company are named in the lawsuit.  The Company considers the lawsuit to be frivolous and without merit and intends to vigorously defend against it.

ITEM 4.                      MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Price Range of Common Stock

Our common stock is quoted by the OTC Markets listing service under the symbol "ECDI". The OTC Markets is a regulated listing service offered and managed by OTC Markets LLC.  The Company’s stock is not presently traded on any exchange nor has it been in the past.  Because of the limited and sporadic quotations of the Company’s common stock, this should not be taken to indicate that an established public trading market for the common stock exists.  The following is a historical summary of share prices based on the current, post-reverse-split, stock and capitalization of the Company.  Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. See “Risk Factors.”

	High	Low
Year Ended December 31, 2011:
Fourth Quarter	$0.55	$0.05
Third Quarter	$0.65	$0.45
Second Quarter	$0.95	$0.05
First Quarter	$0.95	$0.10

Prior to January 1, 2011, quotes were not published by OTC Markets due to a lack of Company information and trading data was not generally available.

While shares of our common stock currently trade in excess of our net asset book value, there can be no assurance, however, that our shares will continue to trade at such a premium. On March 30, 2012, the closing sales price of our common stock was $0.65.

Approximate Number of Holders of Our Common Stock

As of March 30, 2012, there were approximately 164 holders of record of our common stock. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

Dividends

We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not anticipate paying cash dividends in the foreseeable future.  The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend on our earnings, capital requirements, restrictions imposed by lenders and financial condition and other relevant factors.  The Company was previously obligated to make certain payments to Suemac, Inc., a premerger member of the LLC, for required distributions under an agreement which agreement mischaracterized the payments as “dividends” but such mischaracterization does not change the nature of the agreement; that the payment was negotiated consideration for that transaction.  We currently intend to retain any earnings for use in our business, and therefore do not anticipate paying dividends in the foreseeable future.

Recent Sale of Unregistered Securities

In connection with the adoption of the Fourth Plan of Reorganization, the Company undertook the following transactions regarding its securities:

	a 200 to 1 reverse split of its common stock and, in connection thereto, issued 265,992 shares of new common stock replacing all outstanding shares of common stock at that time.

The Company also issued 10,509,668 shares of common stock to resolve certain debts.  These shares were issued under an approved plan which the Company believes is an exemption to registration under Section 3(a) (7) of the Securities Act of 1933.  Certain of the debts were debts owed to affiliates of EC Development LLC and are described in Item 7 above.


The Company also issued a total of 15,000,000 shares to one company and two individuals to acquire the ownership of EC Development, LLC.  All such shares were sold pursuant to the exemption under Regulation D promulgated under the Securities Act of 1933, as amended, in a transaction not involving a public offering and shares sold to accredited purchasers.

In the first quarter of 2011, the Company sold and issued 10,000 shares of its common stock to one individual in a single transaction.  All such shares were sold pursuant to the exemption under Regulation D promulgated under the Securities Act of 1933, as amended, in a transaction not involving a public offering and shares sold to accredited purchasers.

In the second quarter of 2011, the Company sold and issued 324,000 shares of its common stock to two individuals in two separate transactions each in exchange for cash.  All such shares were sold pursuant to the exemption under Regulation D promulgated under the Securities Act of 1933, as amended, in a transaction not involving a public offering and shares sold to accredited purchasers.

In the second quarter of 2011, the Company sold and issued 563,514 shares of its common stock to one individual in exchange for services previously provided and to be provided during 2011.  All such shares were sold pursuant to the exemption under Regulation D promulgated under the Securities Act of 1933, as amended, in a transaction not involving a public offering and shares sold to accredited purchasers.

In the third quarter of 2011, the Company sold and issued 50,000 shares of its common stock to a creditors and holder of a note payable, in payment of interest due under the note payable at the agreed value of $12,500.  All such shares were sold pursuant to the exemption under Regulation D promulgated under the Securities Act of 1933, as amended, in a transaction not involving a public offering and shares sold to accredited purchasers.

In the third quarter of 2011, the Company sold and issued 52,000 shares of its common stock to a creditors and holder of a note payable, in settlement of the amounts due under the note payable at the agreed value of $13,000.  All such shares were sold pursuant to the exemption under Regulation D promulgated under the Securities Act of 1933, as amended, in a transaction not involving a public offering and shares sold to accredited purchasers.

In the first quarter of 2012, the Company sold and issued 2,200,000 shares of its common stock to three individuals, in three separate transactions, each in exchange for cash..  All such shares were sold pursuant to the exemption under Regulation D promulgated under the Securities Act of 1933, as amended, in a transaction not involving a public offering and shares sold to accredited purchasers.

In the first quarter of 2012, the Company sold and issued 205,257 shares of its common stock to a creditor, in settlement of the amounts due from pre-merger obligations.  All such shares were sold and issued pursuant to the exemption under Regulation D promulgated under the Securities Act of 1933, as amended, in a transaction not involving a public offering and shares sold to accredited purchasers.

Purchases of Equity Securities

No repurchases of our common stock were made during the fiscal year of 2011.
In the first quarter of 2012, the Company purchased and retired 2,000,000 shares of its common stock from two of its officers in a transaction that including retirement and resolution of certain obligations which originated before the merger and  included obligations to related parties.  The existence of those transactions is discussed elsewhere in this annual report.

ITEM 6.                      SELECTED FINANCIAL DATA

Not applicable

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the risks set forth in Item 1A hereof and our financial statements and notes thereto appearing elsewhere in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-K for the year ended December 31, 2011 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Company Overview

We are a corporation organized under the laws of the State of Delaware.  The business of the Company is the development and marketing, sales and support of casino gaming management software systems, which include the complete Tahoe Casino Management Systems as well as Tahoe TITO (ticket-in/ticket-out) system, Tahoe Table Tracking system (software packages available on a standalone basis) and other related software all under the brand name of “the Tahoe Suite of Software” to companies in the gaming industry.  These systems are proprietary and developed by the Company using open-sourced software, commercial hardware and software solutions.  The software is sold with appropriate licenses for use of software belonging to others.  The hardware includes data-acquisition tools that interface with the software systems which are produced to the Company’s specifications by a third-party vendor.  The product line provides tools for owners and managers of gaming facilities for the management of and monitoring of all aspects of the operation of a casino.  The Company’s software is in daily use in small and medium-sized casinos in the United States and Mexico.  The Company believes that the software has proven to be reliable and technologically superior to that of its established rivals.  The Company markets the Tahoe products by distinguishing the software’s ability to support a wider range of game classes than do competing products and also by promoting its software as built to modern software engineering standards, which increases flexibility and reduces system management cost and complexity.  The Company’s products are sold directly to its customers through a variety of distribution channels.  The Company markets its products and services to the gaming industry both by direct sales and sales in conjunction with VAR’s and consultants who act as our distribution channel.

The Company’s software systems are standards-compliant and integrate management and reporting for both Class II and Class III games and related gaming systems.  The first generation of the Tahoe Software Suite was released in 2005.  Over the past five years, the Company has continued to expand and grow its gaming technology to provide what the Company believes is one of the most comprehensive and cutting edge casino management systems (sometimes referred to herein generically, as “CMS”) in the market.  At present, our system has already been deployed on thousands of gaming devices in casinos in the US and Mexico; the Company believes its system has proven to be both reliable and technologically superior to that of its established rivals.  The Company’s technology is subject to protections through multiple applications for patents (patents pending) with the United States Patent and Trademark Office.

Business Strategy

We plan to continue to develop our product line to expand the number and types of gaming systems to which it can be readily adapted.  Our focus has been to offer a “machine-agnostic” system; that is, a solution that is not restricted to one type of machine or brand of equipment so that operators of gaming facilities are not restricted to a particular brand of gaming equipment or a particular vendor of gaming equipment when adding, expanding or replacing their gaming equipment.  By offering a solution that adapts to equipment in place and does not restrict future purchase decisions, we believe we can offer a casino management solution that is better for the developers and operators of casinos.  We plan to market to newer markets where established brands of equipment are not yet dominant and thus, we believe, the flexibility of machine-agnostic systems will prove to be attractive and therefore a competitive advantage.

We are presently pursuing opportunities in niche markets that have may have been overlooked by larger competitors such as the Class II gaming facilities.  Specifically the Company is pursuing the following niche markets:

Emerging International Markets

We believe that Emerging International Markets for Class II gaming facilities are showing explosive growth.  There will be increased demand for the Tahoe system, which operates seamlessly between Class II and Class III environments, facilitating the customers in their growth from Class II to Class III environment.  Particularly, in Southeast Asia, South America and Central America, we believe that the opportunities are growing each year.

The Company has currently deployed its Tahoe CMS in a number of gaming facilities in Mexico which we believe demonstrates our ability to localize the Tahoe CMS program in both currency and language within Spanish speaking countries.

Growing global demand for CMS systems that are agnostic to Slot Machine Manufactures but have universal integration capabilities for both Class II and Class III present exceptional opportunities for EC Development.

Boutique Gaming

The boutique gaming market consists of two primary segments: the Cruise Ship industry and Award with Prize (AWP) segment.  The Tahoe CMS solution is built with state-of-the-art technologies which meet the unique requirements of these gaming sectors.

Tribal Gaming

The company is uniquely qualified to expand and grow in this market.  The founders of EC Development, LLC (the predecessor company) are Native American and have actively worked with a number of tribes.  The Company has demonstrated its ability to deploy the Tahoe CMS solution in several tribes meeting the challenges of both Class II and Class III gaming environments and has earned a solid reputation.

We are also planning to continue the development of our user-monitoring and reporting systems which we believe will be more attractive to operators and management of gaming facilities who strive to build customer loyalty through frequency rewards and similar programs.

We believe our best opportunity for growth will be through development and expansion and refinement of our current product line, which, we believe, offers sufficient flexibility and opportunities for growth in the near-term future.  There are no material development expenditures expected in the pursuit of our current business strategy as the technology systems are fully developed and deployed in multiple languages and currencies.  Rather, we will continue to add refinements, through ongoing programming upgrades, that allow flexibility and ease deployment to additional markets.

Plan of Operation

The Company is presently focused on product development to refine and expand its product line to meet both current customer needs and the perceived needs in markets into which we plan to expand.  The Company produces its product line through development (generally writing software code) of its software and design and integration of data acquisition hardware which provides the link from the various types of gaming equipment to our management solutions.  Our product line is comprised of software and hardware which are sold directly to gaming facilities or bundled for sale for installation by VAR’s and consultants in the industry.  Hardware is sourced from a number of vendors who manufacture to our specifications.  We plan to continue this method of production.

Current operations consist of continued development of existing products including refinements and new ancillary products as well as upgraded versions of our product line; marketing through our own direct sales and through the strategic relationships with VAR’s and other consultants, sellers of complementary products such as gaming equipment and other vendors, all of whom comprise our distribution chain; selling our products, installation and support for installed products.  While we are expanding the geographical markets in which we operate, we are also trying to expand our market presence into certain niche markets that we believe are not adequately served by other competitors.  While we believe that we offer a competitive advantage in our product line, we believe that the Company can be most successful by selling in the niche markets.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

As a result of the merger, the Company is actively executing on its business model which consists of design, development, marketing, production sales and distribution of CMS solutions and related systems for the gaming industry.  The nature of our model involves engaging employees and consultants to provide programing services to development and implement our products and services.  The Company utilizes few major capital items except its intangible assets in the delivery of its products and services and requires no significant plant expenses beyond ordinary commercial office space for both use by the employees and very limited storage of component devices for delivery along with its software.  Our financial statements reflect primarily income from sales of our products and services and expenses incurred to pay employees and consultants in sales, development and implementation as well as general administration expenses to manage the Company.

Critical Accounting Estimates and Policies

General

The Financial Statements of the Company are prepared in accordance with U.S. generally accepted accounting principles, which require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Board of Directors who serve as our audit committee.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes the following critical accounting policies reflect the significant estimates and assumptions used in the preparation of the Financial Statements.

A summary of significant accounting policies is included in Note 2 to the financial statements included elsewhere in this Report. We believe that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.  The following are a summary of the significant accounting estimates and policies.

Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Fair Value of Financial Instruments.  The Company considers the carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and accrued expenses and notes payable to approximate their fair values because of their relatively short maturities.

Accounts Receivables.  Accounts receivables consist of amounts due from customers. The Company records a provision for doubtful receivables, if necessary, to allow for any amounts which may be unrecoverable, which is based upon an analysis of the Company’s prior collection experience, customer creditworthiness and current economic trends.

Intangible Assets.  Intangible assets are recorded at fair value and amortized on the straight-line method over the estimated useful lives of the related assets.  The carrying value of intangible assets are reviewed for impairment by management at least annually or upon the occurrence of an event which may indicate that the carrying amount may be greater than its fair value. If impaired, the Company will write-down such impairment. In addition, the useful life of the intangible assets will be evaluated by management at least annually or upon the occurrence of an event which may indicate that the useful life may have changed.

Revenue Recognition.  Revenue is recognized when it has persuasive evidence of an arrangement, the fee is fixed and determinable, performance of service has occurred and collection is reasonably assured. Revenue is recognized in the period the services are provided.

Recent Accounting Pronouncements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”.  The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between accounting principles generally accepted in the United States (GAAP) and International Financial Reporting Standards.  While many of the amendments to GAAP are not expected to have a significant effect on practice, the new guidance changes some fair value measurement principles and disclosure requirements.  Adoption of ASU 2011-04 is effective for annual periods beginning after December 15, 2011 and is not expected to have a significant impact on the Company's financial statements.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Results of Operations

For a discussion of factors that could impact operating results, see the section entitled "Risk Factors" in Item 1A, which is incorporated herein by reference.

The Company shifted to the business model of EC Development LLC beginning in 2010 which materially affected the amount of reported income from continuing operations.  The revenues, expenses and income reflect the current business model.  The data does not indicate any material effect of inflation or price increases or decreases.

	For the Years Ended
	December 31,
	2011	2010

Revenues	$463,971	$1,704,429

Cost of revenues	50,644	388,426

Gross Margin	413,327	1,316,003

Operating Expenses
Compensation expense	627,111	528,113
Amortization and depreciation	1,016,210	1,018,705
General & administrative expenses	499,501	550,521
Shares issued for interest	12,500	-
Interest expense	26,186	353,532

Total Operating Expenses	2,181,508	2,450,871

Net loss	$(1,768,181)	$(1,134,868)

Net loss per share - basic and diluted	$(0.07)	$(0.06)

Weighted average common shares
outstanding - basic and diluted	26,378,243	19,449,324

REVENUES

Revenues for the fiscal year ending December 31, 2011 were $463,971compared to revenue for the year ended December 31, 2010 of $1,704,429.  In 2010, the Company completed its merger and began executing a new marketing and sales strategy during the fourth quarter of 2010. This decrease in revenues of $1,240,458 or approximately 73% was due in part to the Company’s having closed a significant number of transactions in the fiscal year 2010 and not a corresponding number of transactions during this period. Due to the relatively long sales cycle associated with our products, new marketing efforts did not result in any immediate increase in sales.  Revenues are comprised of sales of our CMS solutions and include service and maintenance contracts for ongoing support and service-related sales of software programming, consulting and development services.

OPERATING AND OTHER EXPENSES

Cost of revenues for the year ended December 31, 2011 were $50,644 compared to cost of sales for the year ended December 31, 2010 of $388,426.  The decrease in cost of revenues of $337,872 or approximately 87% was due to the fact that sales for the year ended December 31, 2011 required limited cost of sales.  Cost of revenues is comprised primarily of the direct costs of certain hardware components for our CMS solutions and installation related expenses.

General & administrative expenses for the year ended December 31, 2011 were $499,501 compared to general & administrative expenses for the year ended December 31, 2010 of $550,521.  General & administrative expenses are comprised primarily of expenses related to changes in staffing, legal services and accounting fees.

Compensation expense for the year ended December 31, 2011 was $627,111 compared to compensation expense for the year ended December 31, 2010 of $528,113.  This increase of $98,998 was related to an increase in payroll expenses during 2011 associated with the development and roll-out of certain of its products and increased staffing to manage the process.

Interest expense for the year ended December 31, 2011 was $26,186 compared to interest expense for the year ended December 31, 2010 of $353,352.  The decrease in interest expense is a result of the settlement of the note payable – related party of $10,000,000.

Net loss was $1,768,181 or $(.07), per share, for the year ended December 31, 2011 as compared to net loss of $1,134,868 or  $(0.06), per share, for the comparable period in 2010.  The increase in net loss of $633,313 reflects the decrease in customer contracts (recognized sales) as well as an increase in compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2011, the Company had negative working capital of $1,028,900 as compared to $832,339 for the comparable 2010 period, an increase of $196,561, resulting primarily from an increase in accounts payable.  Current assets consisted of cash and cash equivalents of $614 and accounts and other receivables of $187,892. The Company currently has five executed contracts pending installations.  These contracts have a value of $13,322,269 realizable over 36 months.  The Company anticipates realizing approximately $3,000,000 over the next 12 months, which we believe would be adequate to meet the Company’s operating requirements for the next twelve months. These contracts represent binding obligations of companies which we believe have both the intention and the wherewithal to fulfill their obligations.  While extraordinary circumstances can occur such as a bankruptcy filing by one of the parties and therefore, such contracts are not absolute, we believe the projected revenues represent the foreseeable amounts that the Company will recognize and ultimately receive and we have based our discussion on this.

The Company did report revenues of approximately $1.7 million dollars for fiscal year ended December 31, 2010, which was prior to the refocus of the Company’s marketing and sales processes undertaken post-merger.  The refocus  of the marketing and sales processes along with innovations to the technology created a gap of time between new contracts and new contract installations.   That gap resulted in reduced revenues towards the end of 2011 but new larger contracts which will result in revenue recognition during 2012.  While the revenues declined towards the end of 2011, these resulting contracts allow us to project sufficient cashflow to meet the Company's operating requirements during 2012.

Cash Flows from Operating Activities.  Cash provided by operating activities decreased by $860,765 for the year ended December 31, 2011 as compared to the comparable 2010 period, resulting primarily from an increase  in net loss.  The Company has contracts for installations of its products and services which, if performed in accordance with their terms, will result in increased cash flow during the next year compared with the current results.  While no assurance can be given that the Company will realize all of the anticipated revenues (for reasons described in the risk factors as well as other factors such as the ability of the other parties to pay amounts due under such contracts), the Company’s results in future periods will likely be better than in previous periods solely due to these contracts.

Cash Flows from Financing Activities. Cash flows from financing activities increased $857,927, resulting primarily from the sales of the Company common stock and warrants.

Contractual Obligations

As of December 31, 2011, contractual obligations were as follows:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes Payable	$1,010,275	$413,446	$596,829	$-0-	-0-

Other loans payable	96,686	96,686	-0-	-0-	-0-

Distributions due to LLC members (a)	139,378	139,378	-0-

Operating Leases	29,000	29,000	-0-	-0-	-0-

Total	$1,275,339	$678,510	$596,829	$-0-	-0-

(a)  Contractual obligation to a former LLC member for premerger preferred distributions payable until the filing of this Form 10.  The former LLC member is Suemac, Inc., an Oklahoma corporation.  Suemac owned 15% of EC Development, LLC by virtue of the investment of $1.5M and a promise by EC Development, LLC to pay a fixed return on this amount to Suemac.  At the time of the merger, the amount owing to Suemac was $120,893.58.  In August 2010, Suemac and EC Develpment LLC agreed that, in exchange for its investment of $1.5M and the promised return, EC Development LLC would cause the Company to issue to Suemac 2,250,000 shares of Common Stock in full satisfaction of all sums invested but maintained the promised returns owed at the rate of $3,200, per month.  The promised returns included an amount to be treated as interest and interest payments which was agreed to be continued until that date upon which the shares of the Company have traded at or above $1.00 for 20 consecutive days.  On March 22, 2012, the Company and SueMac entered into an agreement providing for the issuance of 205,257 shares of common stock by the Company to SueMac in satisfaction of all remaining amounts due under the original agreement.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had incurred operating losses, negative working capital and no operating cash flow and future losses are anticipated.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plan of operations is to generate operating cash flows from revenues on existing, but not yet recognized, contracts requiring scheduled installation which, is expected to adequately meet the Company’s future operating requirements.  The Company is continuing to promote its systems internationally and even if successful in the implementation of current contracts may not result in cash flow sufficient to fully develop its international business plan. The Company if required will seek additional equity to meets its cash flow need in its international development. Realization of assets is dependent upon future operations of the Company, which in turn is dependent upon management’s plans to meet its financing requirements and the success of its future operations.  The Company anticipates that its current operating results, based on its forecasted revenues and expenses, raise an issue about its ability to continue as a going concern, however, the Company anticipates cash flow, which, if received in the ordinary course of business based only upon its existing business and signed contracts, would be sufficient to meet current expenses.  Therefore, assuming only performance under signed contracts, the ability of the Company to meet its future obligations may be greater than would be suggested by the results of previous periods, the factors on which such a caveat (the “going concern” caveat) is based.

These financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Capital Resources

The Company expects to need additional office space, computer systems, furniture and equipment as it expands operations.  This amount is not expected to exceed $50,000 in the next twelve months and is expected to be funded either through existing banking relationships, additional sales of equity or lease financing.

Impact of Inflation.

The services provided by the Company are generally comprised of consulting provided by our employees and consultants for which we incur payroll and other expenses.  These expenses can increase with overall inflation which will generally impact all segments of the economy and result in increased revenue from an increase in the rate at which the services of our employees and consultants are billed.  This minimizes the impact of inflation.  The Company does not acquire or maintain inventories that present a risk due to inflation.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7A.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EC DEVELOPMENT, INC.
(Formerly EC Development LLC)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of EC Development, Inc.

We have audited the accompanying balance sheets of EC Development, Inc. (formerly EC Development, LLC) as of December 31, 2011 and 2010 and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has operating losses, negative working capital, no operating cash flow and future losses are anticipated. The Company’s plan of operations, even if successful, may not result in cash flow sufficient to finance and expand its business which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EC Development, Inc. as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Schulman Wolfson & Abruzzo, LLP

 Schulman Wolfson & Abruzzo, LLP

New York, New York
April 5, 2012

EC DEVELOPMENT, INC.
(Formerly EC Development, LLC)
 BALANCE SHEET

	December 31,	December 31,
	2011	2010

ASSETS

Current Assets
Cash	$614	$1,940
Accounts receivable	187,892	87,915

Total current assets	188,506	89,855

Fixed assets – net	132,116	145,233

Intangible assets – software	5,500,000	6,500,000

Deferred patent costs	37,623	40,716

TOTAL ASSETS	$5,858,245	$6,775,804

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$567,896	$302,971
Distributions due to LLC members	139,378	158,366
Current portion of long-term debt	398,446	303,448
Note payable - related party	15,000	-
Loan payable - related party	96,686	128,579
Loan payable - stockholder/officer	-	28,830

Total current liabilities	1,217,406	922,194

Accounts payable – noncurrent	-	60,945
Long-term debt	596,829	908,046
Shares to be issued	-	47,394

TOTAL LIABILITIES	1,814,235	1,938,579

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 20,000,000 shares	-	-
authorized; none issued
Common stock, $.001 par value, 100,000,000 shares
26,825,194 and 25,825,680 issued and outstanding
as of December 31, 2011 and 2010, respectively	26,825	25,826
Additional paid-in capital	13,161,939	12,106,960
Accumulated deficit	(9,144,754)	(7,295,561)

TOTAL STOCKHOLDERS' EQUITY	4,044,010	4,837,225

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,858,245	$6,775,804

See notes to financial statements

EC DEVELOPMENT, INC.
(Formerly EC Development, LLC)
 STATEMENT OF OPERATIONS

	For the Years Ended
	December 31,
	2011	2010

Revenues	$463,971	$1,704,429

Cost of revenues	50,644	388,426

Gross Margin	413,327	1,316,003

Operating Expenses
Compensation expense	627,111	528,113
Amortization and depreciation	1,016,210	1,018,705
General & administrative expenses	499,501	550,521
Shares issued for interest	12,500	-
Interest expense	26,186	353,532

Total Operating Expenses	2,181,508	2,450,871

Net loss	$(1,768,181)	$(1,134,868)

Net loss per share - basic and diluted	$(0.07)	$(0.06)

Weighted average common shares outstanding - basic and diluted	26,378,243	19,449,324

See notes to financial statements

EC DEVELOPMENT, INC.
(Formerly EC Development, LLC)
 STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2011 and 2010

	Common Stock		Additional
	Number of		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - January 1, 2010	15,000,000	15,000	1,413,884	(5,861,968)	(4,433,084)

Common stock issued to settle bankruptcy claims	10,509,688	10,510	(10,510)	-	-

Common stock issued for acquisition of eNucleus	265,992	266	(1,148,716)	-	(1,148,450)

Stockholder settlement of Company debt	-	-	11,850,000	-	11,850,000

Common stock issued for note payable	50,000	50	2,302	-	2,352

Distributions due to LLC members, premerger obligation	-	-	-	(298,725)	(298,725)

Net Loss	-	-	-	(1,134,868)	(1,134,868)

Balance - December 31, 2010	25,825,680	25,826	12,106,960	(7,295,561)	4,837,225

Common stock sold for cash	334,000	334	90,666	-	91,000

Common stock issued for settlement of debt	615,514	615	153,263	-	153,878

Common stock issued as interest in connection with note payable	50,000	50	12,450	-	12,500

Sale of warrants	-	-	798,600	-	798,600

Distributions due to LLC members, premerger obligation	-	-	-	(81,012)	(81,012)

Net loss	-	-	-	(1,768,181)	(1,768,181)

Balance - December 31, 2011

	26,825,194	$26,825	$13,161,939	$(9,144,754)	$4,044,010

See notes to financial statements

 EC DEVELOPMENT, INC.
 (Formerly EC DEVELOPMENT, LLC)
  STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,768,181)	$(1,134,868)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,016,210	1,018,706
Stock-based legal services	-	47,394

Stock issued for interest	12,500	2,352
Changes in assets and liabilities:
Accounts receivable	(99,976)	(41,665)
Accounts payable and accrued expenses	297,464	76,863
Accrued interest payable	-	350,000

Net cash (used in) provided by operating activities	(541,983)	318,782

CASH FLOWS FROM FINANCING ACTIVITIES
Sales of common stock	91,000	-
Sales of warrants	698,600	-
(Decrease) increase in loan payable - stockholder/officer	(15,830)	28,830
Proceeds from notes payable – other	173,000	-
Distributions due to LLC members	-	(254,790)
Decrease in note payable - related party	(31,893)	(82,470)
Payments of notes payable	(374,220)	(8,840)

Net cash provided by (used in) financing activities	540,657	(317,270)

Net (decrease) increase in cash	(1,326)	1,512

Cash, beginning of year	1,940	428

Cash, end of year	$614	$1,940

Supplemental disclosures of cash flow information:

Cash paid for interest	$21,768	$2,776

Summary of non-cash investing and financing transactions

Warrant for reduction of distributions to LLC members	$100,000	$-

Acquisition of eNucleus, Inc.	$-	$1,148,450

Settlement of Debt	$153,878	$11,850,000

Settlement of bankruptcy claims	$-	$10,510

See notes to financial statements

EC Development, Inc.
(Formerly EC Development, LLC)
Notes to Financial Statements

1. ORGANIZATION AND OPERATIONS

EC Development, Inc. (Company) designs, develops and markets software and data acquisition tools to monitor, audit and provide analysis and reporting of usage and financial transactions for customers of the gaming industry. The Company’s principle product is their Tahoe Casino Management System.

Bankruptcy

eNucleus, Inc. (Company) organized in Nevada in 1984,  had been inactive during the Bankruptcy and emerged from under Chapter 11 of the Bankruptcy Code on May 5, 2010, effective on August 1, 2010, which was the date all the conditions of the Bankruptcy were completed (Bankruptcy). The emergence from Bankruptcy required the Company to issue 10,509,688 shares of common stock to settle Bankruptcy claims, continue certain liabilities to the Internal Revenue Service and others of $11,430,450 and allowed the existing stockholders of the Company to retain 265,992 shares of common stock. In addition, upon emergence from Bankruptcy, the Company was required to complete the Acquisition of EC Development, LLC.

In accordance with the provisions of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 852, “ Reorganizations,” the Company adopted fresh-start accounting upon its emergence from Bankruptcy proceedings, on August 1, 2010, the date when all material conditions precedent to the Bankruptcy were completed, and became a new entity for financial reporting purposes. As a result, the Company’s reorganization values of the liabilities were post-petition liabilities and allowed claims, as follows:

Note payable – Internal Revenue Service	$(1,142,450)
Other payables	(6,000)
Common Stock	(266)
Additional paid-in capital	1,148,716

None

Accordingly, the financial statements of the reporting entity upon emergence from Bankruptcy are not comparable to the financial statements for the reporting entity prior to emergence from Bankruptcy.

Acquisition

EC Development, LLC (LLC) was organized in Oklahoma on November 9, 2005.  Effective August 1, 2010, the Company acquired all the membership interests of the LLC in exchange for 15,000,000 shares of common stock of the Company (Acquisition).  The LLC was then merged into the Company, with the Company as the survivor, and the Company changed its name to EC Development, Inc. (by merger into a newly formed Delaware corporation) upon its acquisition of the LLC. As a condition to the Bankruptcy, the principal member of LLC used 3,000,000 shares of common stock to settle the Company’s note payable of $10,000,000 and interest thereon of $1,850,000, payable to a company owned by the principle member of the LLC.

The Acquisition has been accounted for as a reverse acquisition and recapitalization, whereby LLC is deemed to be the accounting acquirer (legal acquiree) and the Company is deemed to be the accounting acquiree (legal acquirer). Accordingly, LLC’s historical financial statements for the periods prior to the Acquisition became those of the Company retroactively restated for, and giving effect to, the number of shares received in the Acquisition.  The assets, liabilities, revenues and expenses of the Company are included in the accompanying financial statements from the effective date of the acquisition.

Distributions Due to LLC Members

 Effective May 29, 2007, EC Development, LLC (LLC) and SueMac, Inc. entered into a Unit Purchase Agreement (Agreement). This Agreement provided that SueMac purchase 5% of the outstanding membership of the LLC initially with an option to purchase up to an additional 15%, as defined, with a repurchase option.  The purchase price for the units were equal to $100,000 per 1% of ownership interest purchased and totaled $1,500,000.  Upon execution of the purchase, SueMac was entitled to begin receiving quarterly preferred distributions equal to the cost of the money to the purchaser plus a premium of 20%.  As of December 31, 2011, the obligation due to SueMac, Inc. was $139,378.

On March 22, 2012, the Company entered into an agreement with SueMac, Inc. to liquidate all amounts remaining due under the Unit Purchase Agreement which will (1) terminate the prior agreements; (2) settle the obligation of distributions due to LLC members which was $157,303 as of March 1, 2012; and (3) to repay the loan of $50,000, plus interest of $6,000, in exchange for 205,257 shares of the Company’s common stock.  Included in the terms of this agreement is the settlement of a separate obligation of two officers of the Company to SueMac, Inc., arising prior to the merger, and a portion of the distributions due to LLC members liability for an aggregate of 340,152 shares of the Company’s common stock owned by the two officers.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements

The Company's financial statements include all the accounts of the Company.

Reclassifications

Certain amounts for prior years have been revised or reclassified to conform to 2011 financial statement presentation. The amounts were not material to the prior period.

 Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Financial Instruments

The Company considers the carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and accrued expenses and notes and loans payable to approximate their fair values because of their relatively short maturities.

Accounts Receivable

Accounts receivable consist of amounts due from customers. The Company records a provision for doubtful receivables, if necessary, to allow for any amounts which may be unrecoverable, which is based upon an analysis of the Company’s prior collection experience, customer creditworthiness and current economic trends.

 Property and Equipment

Property and equipment were recorded at cost and depreciated over their estimated useful lives using the straight-line method.

Maintenance and repairs are charged to operating expenses as they are incurred. Improvements and betterments, which extend the lives of the assets, are capitalized. The cost and accumulated depreciation of assets retired or otherwise disposed of are relieved from the appropriate accounts and any profit or loss on the sale or disposition of such assets is credited or charged to income.

 Intangible Assets

 Intangible asset - software was recorded at cost and is amortized on the straight-line method over the estimated useful life of the related asset.

The carrying value of intangible assets is reviewed for impairment by management at least annually or upon the occurrence of an event which may indicate that the carrying amount may be greater than its fair value. If impaired, the Company will write-down such impairment. In addition, the useful life of the intangible assets will be evaluated by management at least annually or upon the occurrence of an event which may indicate that the useful life may have changed.

Intangible assets - software were valued based management’s forecast of expected future net cash flows, with revenues based on projected revenues under the agreements in place or being negotiated and are being amortized over ten years.

 Revenue Recognition

Revenues are recognized when evidence of an arrangement exists, pricing is fixed and determinable, collection is reasonably assured and delivery or performance of service has occurred.

Revenues result from the sales of hardware, software, technical support service contracts and related consulting services to the gaming industry. The licenses under the software do not require the Company to provide any continuing involvement. As the Company’s arrangements to deliver hardware and software generally do not require significant production, modification or customization of the software program, revenue is recognized when the software is installed.

Revenues from technical support service contracts that provide for unspecified updates and upgrades, on a when and if available basis, and remote telephone support will be recognized on a straight-line basis over the term of the contract beginning with the installation of the product unless otherwise specified in the contract.  Technical support services contracts are priced separately and are a separate item on all sales agreements.

Revenues from services such as training, installation and consulting are accounted for separately when priced separately in the arrangement, such that the total contract price would vary as the result of the inclusion or exclusion of the services.

Loss per Common Share

Basic loss per share is calculated using the weighted-average number of common shares outstanding during each period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each period.

Share-Based Compensation

The Company recognizes compensation expense for all share-based payment awards made to employees, directors and others based on the estimated fair values on the date of the grant.  Common stock equivalents are valued using the Black-Scholes Option-Pricing Model using the market price of our common stock on the date of valuation, an expected dividend yield of zero, the remaining period or maturity date of the common stock equivalent and the expected volatility of our common stock.

Income Taxes

Deferred income taxes have been provided for temporary differences between financial statement and income tax reporting under the liability method, using expected tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is provided when realization is not considered more likely than not.

The Company’s policy is to classify income tax assessments, if any, for interest in interest expense and for penalties in general and administrative expenses.

Leases

Rent expense is recognized on the straight-line basis over the term of the lease.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”.  The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between accounting principles generally accepted in the United States (GAAP) and International Financial Reporting Standards.  While many of the amendments to GAAP are not expected to have a significant effect on practice, the new guidance changes some fair value measurement principles and disclosure requirements.  Adoption of ASU 2011-04 is effective for annual periods beginning after December 15, 2011 and is not expected to have a significant impact on the Company's financial statements.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

3.  GOING CONCERN AND MANAGEMENT'S PLANS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had incurred cumulative losses of $9,144,754 and has negative working capital of $1,028,900. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations arising from normal business operations when they come due. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence: (i) management intends to continue to raise additional financing through private equity or debt financing to pay down Company debt and/or reduce the cost of debt service; (ii) management is also planning to continue to finance the Company through officer/stockholder loans; and (iii) management intends to increase revenues and is actively pursuing additional contracts.

4.  PROPERTY AND EQUIPMENT

For the years ended December 31, 2011 and 2010, property and equipment consisted of the following:

	2011	2010

Building and building improvements	$176,345	$176,345
Furniture & fixtures	9,517	9,517

	185,862	185,862
Less: Accumulated depreciation	(53,746)	(40,629)

	$132,116	$145,233

For the years ended December 31, 2011 and 2010, depreciation expense was $13,117 and $15,613, respectively.

5. INTANGIBLE ASSETS – SOFTWARE

Intangible assets – software, Tahoe Casino Management System, consists of three patents purchased from a company owned by the principle stockholder of the Company, in 2007, all relating to software and hardware solutions for the gaming industry. The software provides analysis and reporting of usage and financial transactions for customers of the gaming industry. The Company holds numerous trademarks relating to the brand and identity of its product line.

The inventors of the Tahoe Casino Management System are two officers of the Company.  In 2007, EC Development LLC entered into a promissory note with TechRescue in the amount of $10,000,000. The managing member representing the promissory note is currently an officer of the Company.  The note represents the consideration for the rights to the inventors’ intangible asset for business use in the Company.  The value of the software was determined by the value of the promissory note.

The merger of the LLC and the Company (f/k/a eNucleus, Inc.) preserved both the $10,000,000 obligation and the corresponding value of the intangible assets, which was the basis of the business of the Company; therefore, this asset remained valued at the $10,000,000 historical cost.

For the initial accounting of the transaction in 2007, the Company followed guidance under ASC 850 – Business Combinations.  The guidance of ASC 850-30-5 indicates that when accounting for a transfer of assets between entities under common control, the entity that receives the net assets shall initially measure the asset at the amount recorded as the carrying value of the transferring entity at the date of transfer.  It also indicates that if the carrying value of the asset transferred differs from cost, the receiving entity should reflect the transferred asset at cost.   Given the relationship between Techrescue and the LLC, the value of the intangible asset was based upon cost.

Upon merger and commencement of licensing of the software to customers, management had projected discounted cash flows for a five year period, based on proposals and licensing agreements and determined that the fair value of the intangible asset was in excess of its book value.

As of the December 31, 2011, management has determined that no impairment of the intangible assets -software has occurred.

For the years ended December 31, 2011 and 2010, intangible asset - software consisted of the following:

	2011	2010
Software – at cost	$10,000,000	$10,000,000

Less: Accumulated amortization	(4,500,000)	(3,500,000)

Total intangible assets	$5,500,000	$6,500,000

For the years ended December 31, 2011 and 2010, amortization expense, including deferred patent costs, was $1,003,092 and $1,003,092, respectively.

As of December 31, 2011, the estimated aggregate amortization expense for each of the five succeeding years was as follows:

2012	$1,003,092
2013	1,003,092
2014	1,003,092
2015	1,003,092
2016	1,003,092

$5,015,460

6. NOTE PAYABLES

 For the years ended December 31, 2011 and 2010, notes payable consisted of the following:

	2011	2010

Note payable - Internal Revenue Service (a)	$847,602	$1,118,325
Note payable (b)	25,000	25,000
Mortgage payable - bank ( c)	57,673	68,169
Loan payable – other	15,000	-
Note payable – related party (d)	15,000	-
Promissory note payable (Note 7)	50,000	-
	1,010,275	1,211,494

Current portion	413,446	303,448

	$596,829	$908,046

(a)	Payable in equal monthly payments of monthly installments of $25,593.57, plus interest at approximately 1.5% through July 7, 2014.

(b)	Payable on October 5, 2012, plus interest at 7%, per annum, payable monthly. The Company issued 50,000 shares of common stock in connection with the note, which were valued at $2,352.

(c)	Payable in monthly installments of $1,400 through November 15, 2015, including interest at 8.25%, per annum. The note is collateralized by the land and building.
(d)	In June 2011 and through October 2011, a related party loaned the Company an aggregate of $98,000 of which $83,000 was repaid as of December 31, 2011.

As of December 31, 2011, future minimum payments of notes payable are as follows:

2012	$413,446
2013	314,138
2014	265,483
2015	17,208

$1,010,275

7. RELATED PARTY TRANACTIONS

Loan payable – stockholder/officer is due on demand with interest at 9%, per annum, for cash flow advances.

Promissory note payable is due November 1, 2011 with interest at 12%, per annum, owned by a former member of the LLC. As additional consideration for the $ 50,000 loan, the Company issued 50,000 shares of its common stock as interest on the note valued at $12,500, $0.25, per share. As of December 31, 2011, the note has not been repaid.

Loan payable - related party is due on demand without interest to a company owned by the principle stockholder/officer of the Company for contract labor provided for development and installation of the Company software.

For the years ended December 31, 2011 and 2010, the contract labor was as follows:

	2011	2010

Cost of revenues	$-	$301,083
General and administrative expenses	-	38,750

	$-	$339,833

8.  COMMITMENTS

The Company is committed under a lease for office space for $2,035, per month, through October 31, 2012.

The Company was committed under a lease for office space for $1,300, per month, through July 31, 2011.  This lease was not renewed.

For the years ended December 31, 2011 and 2010, rent expense was $64,057 and $64,823, respectively.

As of December 31, 2011, future minimum lease commitments under the lease were $29,000.

9. COMMON STOCK

In connection with the Bankruptcy and reorganization, the Company’s common stock was subject to a 200:1 reverse stock split resulting in 265,992 shares of common stock of the Company outstanding to the then existing stockholders of eNucleus, Inc.

All per share amounts were stated to reflect the reverse stock-split.

On January 13, 2011, the Company sold 10,000 shares of common stock at $1.00, per share.

On June 10, 2011, the Company sold 24,000 shares of common stock at $0.25, per share.

On June 10, 2011, the Company sold 300,000 shares of common stock at $0.25, per share.

On June 10, 2011, the Company issued 563,514 shares of common stock for legal services valued at $140,878, $0.25, per share.

On July 7, 2011, the Company issued 52,000 shares of common stock in payment of a note payable of $13,000, $0.25, per share.

On August 1, 2011, the Company issued 50,000 shares of common stock as additional interest in connection with a note payable of $50,000, valued at $12,500, $0.25, per share.

10.  WARRANT

On February 7, 2011, as amended, the Company entered into a Common Stock Warrant Agreement (Agreement) with a purchaser to sell a warrant to purchase up to an initial aggregate of 1,331,000 shares of the Company’s common stock at a purchase price of $0.60, per share.  The warrant is exercisable through one year from the date of issuance.  The warrant provides for no cashless exercise and the Company covenants to have authorized and reserved shares for issuance as would be required upon complete exercise of the warrant.

The number and kind of securities purchasable upon the exercise of the warrant and the warrant price shall be subject to adjustment in the event of: (1) any reclassification or change of outstanding securities issuable upon exercise of the warrant; (2) any consolidation or merger of the Company, unless the Company is the surviving corporation,; and (3) any sale or transfer to another corporation of all, or substantially all, of the property of the Company.  In such events, the Company or successor or purchasing corporation shall execute a new warrant which will provide that the holder shall have the right to exercise the new warrant and purchase comparable securities, without extending the time for exercise.  The warrant is subject to be proportionately reduced or increased if at any time while the warrant is outstanding the common stock undergoes a split.  The warrant does not provide for any other adjustment or reset of the price for common stock to be acquired.

The Agreement calls for an early termination of rights in the event that the closing price of the Company’s common stock as reported by the OTC Markets for each of fifteen successive days the stock is traded shall be above the product of the warrant price multiplied by 150%.  In this event, the last day on which the warrant may be exercised shall be the 60th day following the 15th successive day the closing price exceeds that level.

As of December 31, 2011, a warrant to purchase an aggregate of 1,331,000 shares of the Company’s common stock was sold under the Agreement for $698,600.  The proceeds of the sale of the warrant were recorded as additional paid-in-capital, in accordance with ASC 815, Derivative and Hedging, 815-40, Contracts in Entity’s Own Equity. Under this agreement with the purchaser, a warrant to purchase 166,667 shares of the Company’s common stock, valued at $100,000, was applied against the distributions due to LLC members.

11. INCOME TAXES

LLC has filed income tax returns through July 31, 2010 as a limited liability company for Federal and state income tax purpose and, as such, were not required to pay Federal or state income taxes.

The Company has not filed income tax returns for the years ended December 31, 2011 and 2010 and anticipates no significant income tax expenses as a result of these filings.

As of December 31, 2011, management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.

As of December 31, 2011, the Company has net operating loss carryforwards of approximately $1,500,000 to reduce future Federal and state taxable income through 2031. The Company has additional net operating loss carryforwards which are significantly limited to reduce future Federal or state income taxes, and, as such, have not been reflected.

As of December 31, 2011, realization of the Company’s deferred tax assets of $796,000 was not considered more likely than not and, accordingly, a valuation allowance of $796,000 has been provided. The valuation allowance increased by $581,000 from December 31, 2010 to December 31, 2011.

As of December 31, 2011, components of deferred tax assets were as follows:

Amortization of intangible assets	$179,000
Net operating loss	617,000

796,000

Valuation allowance	(796,000)

None

For the year ended December 31, 2011, deferred income tax expense consisted of the following:

Amortization	$126,000
Net operating loss	455,000
581,000

Valuation allowance	(581,000)

None

A reconciliation of income taxes and the statutory rate was as follows:

Federal statutory rate	.34%
Effect of state income taxes	4%
Valuation allowance	(38%)

None

12. SUBSEQUENT EVENTS

Common Stock

On January 20, 2012, the Company sold 200,000 shares of common stock at $0.25, per share.

On March 1, 2012, the Company sold 600,000 shares of common stock and an option to purchase 2,400,000 shares of the Company’s common stock at $0.50, per share, through March 26, 2012, for $300,000.  As of March 30, 2012, none of the options were exercised.

On March 1, 2012, the Company entered into a Memorandum of Understanding with two officers of the Company who are members of Techrescue, a related party of the Company.  Pursuant to this Memorandum, the Company will purchase 1,000,000 shares of its own common stock from each of these officers and extinguish the $96,266 debt owed to Techrescue for $600,000.  The transaction became effective March 28, 2012 when the Company purchased the 2,000,000 shares as treasury shares and subsequently cancelled the shares.

On March 26, 2012, the Company sold 1,400,000 shares of the Company’s common stock for $700,000, $0.50, per share.

Litigation

On March 20, 2012 the Company was named as a defendant in the District Court of Oklahoma County, State of Oklahoma with respect to a dispute over an entitlement fee for financing arrangements pertaining to 2005.  Members of EC Development, LLC, who are now officers of the Company and stockholders of the Company are named in the lawsuit.  The Company considers the lawsuit to be frivolous and without merit and intends to vigorously defend against it.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.                   CONTROLS AND PROCEDURES

(a)   Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are not effective (as explained below).

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the 1934 Act as a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer, respectively, and effected by the Company’s management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believes that, as of December 31, 2011, our internal control over financial reporting is not effective based on those criteria, due to the following:

•
Lack of proper segregation of functions, duties and responsibilities with respect to our cash and control over the disbursements related thereto due to our very limited staff, including our accounting personnel.  Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters.  However, at this time, management has decided that taking into account the abilities of the employees now involved, the control procedures in place and its awareness of the issues presented, the risks associated with such lack of segregation are low and the potential benefits of additional employees to clearly segregate duties do not justify the substantial expenses associated with such increases.

•
Lack of effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

•
Lack of effective controls over the control environment.  Specifically, the Board of Directors is comprised of four members and did not have independent members during part of the year ended December 31, 2011.  The current Board of Directors has one member who qualifies as an audit committee financial expert as defined in Item 407(d) (5)(ii) of Regulation S-K but the audit committee did not become active during the year ended December 31 2010.  The Company has adopted a code of ethics but has not distributed this to all employees nor educated its employees regarding the expectations of proper and ethical conduct expected of them.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Management has undertaken an evaluation as to how the Company will remediate these material weaknesses and will provide the required disclosure when appropriate.

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the year ending December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.                   OTHER INFORMATION

Not applicable.

PART III

ITEM 10.                    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Bylaws provide that we shall have that number of directors determined by the majority vote of the board of directors.  Each director will serve until our next annual shareholder meeting.  Directors are elected for one-year terms.  Our Board of Directors elects our officers at the regular annual meeting of the Board of Directors following the annual meeting of shareholders.  Vacancies may be filled by a majority vote of the remaining directors then in office.

Currently, the Board of Directors is comprised of Randy Edgerton and Eugene Estep, both of whom are officers; there are presently no independent directors.  The principal occupation and business experience during the last five years for each of the present directors and executive officers of the Issuer are as follows:

Name	Age	Position
Eugene A. Estep	36	President and Chief Executive Officer and Chairman of the Board of Directors
Randy Edgerton	58	Chief Financial Officer and Director
Fredrick C. Combs	30	Chief Technology Officer

Eugene A. Estep            23 E. 9th Street, Suite 229 Shawnee, OK 74801
Randy A. Edgerton       4800 NW 135th Street Vancouver, WA

Eugene A. Estep has served as Chairman of the Board and Chief Executive Officer of EC Development, Inc., since August 2010, pursuant to the reorganization of the Company.  Mr. Estep served as president of EC Development, LLC, from August 2005 until July 31, 2010.  From 2002 until 2005 Mr. Estep formed a private consulting firm providing information technology security services, which included audits for banks, conversion from mainframe systems to window based systems and security audits for the financial industry as well as the gaming industry.  Mr. Estep brings a unique set of skills and technical experience to the company.  He was one of the technical architects and developers of the Tahoe CMS technology.  His experience in the banking and financial industry has provided him a clear understanding of the requirements for highly secured systems and his international experience in the gaming sector, includes the negotiation, implementation and support of casino management systems in multiple countries.  The company has a growth strategy to grow in emerging markets and Mr. Estep has both the technical background and management background to provide the direction and leadership for the company to maximize international opportunities.  Mr. Estep formed several private consulting firms including Techrescue, LLC, a company today which provides computer repair and support to local home users and small businesses.  Techrescue maintains a storefront location to support its walk-in clientele. Mr. Estep is not active in this company, but currently owns fifty percent.  Techrescue does not have any business relationships with EC Development (other than as a shareholder) and does not provide any competitive technology or services.

Randy A. Edgerton has served as Chief Financial Officer and Director since August 2010, pursuant to the reorganization of the company.  Mr. Edgerton served as Chief Executive Officer and Director of, eNucleus, Inc., from 2006 to 2010 and as Executive Vice President of Sales from 2004 – 2006.  From 1997 to 2004 Mr. Edgerton was the founder and President of TAK Acquisition Company, a privately held internet-enabled petroleum supply chain technology company for major oil companies, their suppliers and distributors.   Mr. Edgerton has over 20 years of experience serving in various executive positions in information technology. His executive experience spans large complex computer and network solutions, software development and support for IT systems in the US, Asia, India and South America.  Mr. Edgerton has successfully built global companies providing technology solutions in over 22 countries and provides the financial and business management skills to help guide the company in its international growth.

Fredrick C. Combs jointly founded EC Development, LLC, and has been developing cutting edge gaming technology solutions since 2003.  He is one of the original designers and architects of the Tahoe CMS system and is the author of several patents and the current patents pending owned by the Company.  Prior to forming EC Development, LLC, he provided consulting and technical development services to the Financial Industry specific to banking and for medical accounting applications.  He is an innovator in technology applications with high security requirements including one of the first web based medical accountings systems that had has over 300 concurrent users, which he designed and implemented in 2002.  Mr. Combs has a very extensive background in gaming systems, and as the CTO is providing the innovation and technical research and development for next generation technology.  He most recently led the team in the development of the Tahoe Interactive Player System (TIPS) which is the first interactive Player Tracking and Reward system in the industry.  Mr. Combs will continue to lead the company in the development and deployment of the new technology to ensure EC Development continues to be a global leader in Casino Management Systems. Mr. Combs currently owns fifty percent of Techrescue LLC and is not active in this company.  Techrescue does not have any business relationship with EC Development (other than as a shareholder) and does not provide any competitive technology or services.

Directors and Executive Officers

The Directors named above will serve until the next annual meeting of the Company’s stockholders. Thereafter, Directors will be elected for one-year terms at the annual stockholders’ meeting.  Officers hold their positions at the pleasure of the Board of Directors.  There is no arrangement or understanding between the Directors and Officers of the Company and any other person pursuant to which any Director or Officer was or is to be selected as a Director or Officer of the Company. There is no family relationship between or among any Officer and Directors.

The Company has no audit or compensation committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the 1934 Act, the Company's directors and executive officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company's review of Forms 3, 4 and 5 filed by such persons, the Company believes that during the fiscal year ended December 31, 2011, certain Section 16(a) filing requirements applicable to such persons were not met in a timely manner but have been met once the responsible parties were able to confirm the percentage of shares outstanding held by each.

Code of Ethics

The Board has adopted a Code of Ethics applicable to the Company's principal executive officer, principal financial officer and principal accounting officer.  The Company is revising its website and, while its code of ethics is not presently available during revisions, on completion, the code of ethics will be available on the Company's website at www.ecdevelopment.com.  Future amendments to the Code of Ethics and any waivers thereto will be posted on the Company's website pursuant to the option set forth in Item 5.05(c) of Form 8-K.

ITEM 11.                    EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS AND OFFICERS

The following table provides certain information concerning the compensation of the named executive officers of Registrant for the period provided:

SUMMARY COMPENSATION TABLE
	Annual Compensation			Long-Term Compensation
								Payouts
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Eugene Estep, CEO	2011	120,000	-0-	-0-	-0-	-0-	-0-	-0-	120,000
	2010	30,000	-0-	-0-	-0-	-0-	-0-	-0-	. 30,000
	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Randy Edgerton, CFO	2011	96,000	-0-	-0-	-0-	-0-	-0-	-0-	96,000
	2010	20,000	-0-	-0-	-0-	-0-	-0-	-0-	20,000
	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Fredrick Combs, CTO	2011	96,000	-0-	-0-	-0-	-0-	-0-	-0-	120,000.
	2010	30,000	-0-	-0-	-0-	-0-	-0-	-0-	30,000.
	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Compensation Discussion and Analysis

Pre-Emergence Compensation

During fiscal 2009 and prior to emergence from bankruptcy, eNucleus, Inc., our predecessor, only had one executive officer, Randy Edgerton.  During this period, Mr. Edgerton, as the President and Chief Executive Officer, was the only employee vested with, and performing, policy-making functions.  Mr. Edgerton was responsible for leading, eNucleus, Inc., through the bankruptcy process, including the initial bankruptcy filing, consummation of the plan and emergence.  He did not receive any executive pay during this period or any other form of compensation.  Past compensation to officers of the Company was limited due to insufficient cash flow and current compensation is at the level which the Company and its officers anticipated being set once cash flow was stabilized. The Company does not presently have a compensation committee with independent board members.

Post-emergence Compensation

Following emergence from bankruptcy, the Company appointed Eugene Estep as the Chief Executive Officer and Randy Edgerton as the Chief Financial Officer.  At present, no profit-sharing plans or other long-term compensation plans have been implemented.  As the Company has not yet solicited independent directors to expand the board of directors, decisions regarding compensation are being deferred until a number of independent directors can be brought on.  Until that point, both Mr. Estep and Mr. Edgerton have agreed to accept no compensation and continue to work without employment agreements.

The Company has no bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to the Company’s directors or executive officers. The Company has no compensatory plan or arrangements, including payments to be received from the Company, with respect to any executive officer or director, where such plan or arrangement would result in any compensation or remuneration being paid resulting from the resignation, retirement or any other termination of such executive officer’s employment or from a change-in-control of the Company or a change in such executive officer’s responsibilities following a change-in-control and the amount, including all periodic payments or installments where the value of such compensation or remuneration exceeds $100,000 per executive officer.  During the last completed fiscal year, no funds were set aside or accrued by the Company to provide pension, retirement or similar benefits for Directors or Executive Officers.  The Company has no written employment agreements with its Executive Officers or Directors.

Compensation Committee Report

The entire Board performs the functions of a compensation committee given the Company's small size.  Compensation matters involving the Company's chief executive officer and chief financial officer have been made by the Board after their recusal from discussions and votes on such matter.  At present, there are no employment agreements with the Company and there was no discussion regarding this matter.  The Board has recommended that the compensation discussion and analysis be included in this Annual Report on Form 10-K.

ITEM 12.                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following information, as of March 30, 2012, with respect to (i) any person who is known to the registrant to be the beneficial owner of more than five percent of any class of the registrant’s voting securities, (ii) each person who is a Director of the Company, (iii) certain executive officers of the Company, and (iv) all director and executive officers of Registrant as a group.

Name and Address Of Beneficial Owner1	Amount and Nature of Beneficial Ownership2, 3	Percentage Owned4
Eugene A. Estep, President	6,617,9245	22.65%
Randy A. Edgerton, Treasurer	1,350,2636	5.05%
Fredrick C. Combs. Secretary	6,407,9247	21.93%
Robin Estep (Wife of CEO)	2,788,000	9.54%
Techrescue LLC8	3,000,000	10.27%
SueMac Inc.	2,795,409	9,57%

Officers and Directors as a Group.	11,376,111	38.93%

1 Unless otherwise indicated, the address of each named holder is c/o EC Development, Inc., 23 E. 9th Street, Suite 229, Shawnee, Oklahoma, 74801
2 Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In accordance with SEC rules, a “person” (or group of persons) is deemed to be a beneficial owner of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. . Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. .

3 In accordance with SEC rules, shares in this column include shares that may be acquired upon exercise of warrants, other stock options or any other rights within sixty (60) days of November 14, 2011
4Percentages include all shares deemed owned by each person even where more than one person may be deemed an owner and the total of percentages owned may therefore exceed 100%
5Eugene A. Estep owns 824,924 shares in his own name and may also be deemed to beneficially own 2,788,000 shares in his wife’s name and is deemed to beneficially own all 3,000,000 shares owned by Techrescue LLC as 50% owner.

6 Randy Edgerton owns 263 shares in his own name and may also be deemed to beneficially own 1,350,000 shares in his wife’s name.
7 Frederick C. Combs owns 3,407,924 shares in his own name and is deemed to beneficially all 3,000,000 shares owned by Techrescue LLC as 50% owner
8 Techrescue LLC is owned 50% by Eugene Estep and 50% by Frederick C. Combs and shares owned by this entity are be imputed to the ownership of each of them.

ITEM 13.                    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

In connection with the merger, Techrescue LLC, an affiliate of Eugene Estep and Fredrick Combs, received 3,000,000 shares of common stock of the Company in settlement of a notes payable and accrued interest thereon of an aggregate of $11,850,000..

Loan payable – related party is to Techrescue LLC, a company owned by Mr. Estep and Mr. Combs for compensation costs supplied by Techrescue, LLC.  This obligation arose as a result of payments of certain payroll expenses of EC Development  LLC and carried on the books which reached a maximum of $253,496.45 as of February 1, 2010 and which amounts do not bear interest.  The amounts due were retired by agreement in a transaction between the Company and certain of its officers who own Techrescue LLC.

Loan payable – stockholder/officer is to Mr. Estep for operating expenses of the Company.  This obligation arose as a result of a cash infusion by Mr. Estep into EC Development LLC prior to the merger and carried on the books.  The original amount of the advance was $100,000 but this amount was resolved in connection with the merger.

Director Independence.

Although it is not strictly bound to do so, the Company currently utilizes the NASDAQ independence tests to determine whether its directors and audit committee members are independent.  None of its directors qualify under these tests.

ITEM 14.                    PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual financial statements for fiscal 2010 and 2011 and reviews of the financial statements included in the Company's Forms 10-K for fiscal 2010 and 2011 were approximately $25,000 and $75,000 respectively.

AUDIT-RELATED FEES

For fiscal 2010 and 2011 the auditors billed $0 and $0 respectively relating to assistance with SEC comment responses. The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0, $0 and $0 for fiscal 2009, 2010 and 2011, respectively.

ALL OTHER FEES

There were no other fees billed by the Company's auditors for any other non-audit services rendered to the Company (such as attending meetings and other miscellaneous financial consulting), during the  years ended December 31, 2010 and December 31,2011.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board of Directors acting as our audit committee to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board of Directors acting as our audit committee pre-approved the audit services performed by Schulman Wolfson & Abruzzo, LLP for our financial statements as of and for the year ended December 31, 2011. There were no non-audit services performed by Schulman Wolfson & Abruzzo, LLP for the year ended December 31, 2011.

PART IV

ITEM 15.                    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Item 601 of Regulation S-K Exhibit No.:	Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company
32.1	Section 1350 Certification by Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

EC Development, Inc.

Date:	April 6, 2012	By:	/s/ Eugene A. Estep
		Name:	Eugene A. Estep
		Title:	President and Chief Executive Officer

Date:	April 6, 2012	By:	/s/Randy Edgerton
		Name:	Randy Edgerton
		Title:	Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	April 6, 2012	By:	/s/ Eugene A. Estep
		Name:	Eugene A. Estep
		Title:	President and Chief Executive Officer and Director
(Principal Executive Officer)
Date:	April 6, 2012	By:	/s/Randy Edgerton
		Name:	Randy Edgerton
		Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)