Form 10-Q
period 2012-03-31
EC Development, Inc.
filed 2012-05-14
CIK 761034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to

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
Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q.

☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 126.2 of the Exchange Act).			Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☒ No ☐
The number of shares of common stock outstanding as of May 3, 2012 was 29,230,451.

EC Development, Inc.

PART I

ITEM 1     FINANCIAL STATEMENTS

EC DEVELOPMENT, INC.
(Formerly EC Development, LLC)
BALANCE SHEET

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Current Assets
Cash	$286,609	$614
Accounts receivable	128,825	187,892
Prepaid expenses	2,908	-

Total current assets	418,342	188,506

Fixed assets - net	128,837	132,116

Intangible assets -software	5,250,000	5,500,000

Deferred patent costs	36,850	37,623

TOTAL ASSETS	$5,834,029	$5,858,245

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$516,755	$567,896
Distributions due to LLC members	-	139,378
Current portion of long-term debt	350,708	398,446
Note payable - related party	15,000	15,000
Loan payable - related party	250	96,686
Deferred revenue	68,006	-

Total current liabilities	950,719	1,217,406

Long-term debt	467,761	596,829

TOTAL LIABILITIES	1,418,480	1,814,235

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 20,000,000 shares authorized; none issued	-	-
Common stock, $.001 par value, 100,000,000 shares authorized; 27,230,451 and 26,825,194 issued and outstanding as of March 31, 2012 (Unaudited) and December 31, 2011, respectively	27,230	26,825
Additional paid-in capital	13,801,102	13,161,939
Accumulated deficit	(9,412,783)	(9,144,754)

TOTAL STOCKHOLDERS' EQUITY	4,415,549	4,044,010

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,834,029	$5,858,245

See notes to financial statements

EC DEVELOPMENT, INC.
STATEMENT OF OPERATIONS
(Formerly EC Development, LLC)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Unaudited)

	2012	2011

Revenues	$164,985	$56,591

Cost of revenues	40,693	-

Gross Margin	124,292	56,591

Operating Expenses
Compensation expense	106,367	183,345
Amortization and depreciation	254,052	254,052
General & administrative expenses	123,192	55,677
Forgiveness of debt	(120,000)	-
Interest expense	10,785	8,829

Total Operating Expenses	374,396	501,903

Net loss	$(250,104)	$(445,312)

Net loss per share - basic and diluted	$(0.01)	$(0.02)

Weighted average common shares outstanding - basic and diluted	26,616,923	25,834,236

See notes to financial statements

EC DEVELOPMENT, INC.
(Formerly EC Development, LLC)
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Unaudited)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(250,104)	$(445,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	254,052	254,052
Distributions to LLC members	(120,000)	-
Stock issued for interest	6,000	-
Changes in assets and liabilities:
Accounts receivable	59,067	(3,658)
Prepaid expenses	(2,908)	-
Accounts payable and accrued expenses	(51,141)	93,254
Deferred revenue	68,006	-

Net cash provided by (used in) operating activities	(37,028)	(101,664)

CASH FLOWS FROM FINANCING ACTIVITIES
Sales of common stock	1,050,000	10,000
Sales of warrants	-	285,800
Purchase and cancellation of common stock	(503,735)	-
Decrease in loan payable - stockholder/officer	-	(806)
Distributions to LLC members	-	(100,000)
Decrease in note payable - related party	(96,436)	(15,814)
Payments of notes payable	(126,806)	(76,300)

Net cash provided by financing activities	323,023	102,880

Net increase in cash	285,995	1,216

Cash, beginning of period	614	1,940

Cash, end of period	$286,609	$3,156

Supplemental disclosures of cash flow information:

Cash paid for interest	$7,300	$8,829

Summary of non-cash investing and financing transactions

Common stock in settlement of note payable and interest	$56,000	$-

Forgiveness of Distributions due to LLC members	$120,000	-

Common stock for settlement of distributions due to LLC members	$37,303	$-

See notes to financial statements

EC Development, Inc.
(Formerly EC Development, LLC)
Notes to Financial Statements
(Unaudited)

1. ORGANIZATION AND OPERATIONS

EC Development, Inc. (Company) designs, develops and markets software and data acquisition tools to monitor, audit and provide analysis and reporting of usage and financial transactions for customers of the gaming industry. The Company’s principal product is their Tahoe Casino Management System.

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

Distributions Due to LLC Members

Effective May 29, 2007, EC Development, LLC (LLC) and SueMac, Inc. (SueMac) entered into a Unit Purchase Agreement (Agreement). This Agreement provided that SueMac purchase 5% of the outstanding membership of the LLC initially with an option to purchase up to an additional 15%, as defined, with a repurchase option.  The purchase price for the units were equal to $100,000 per 1% of ownership interest purchased and totaled $1,500,000.  Upon execution of the purchase, SueMac was entitled to begin receiving quarterly preferred distributions equal to the cost of the money to the purchaser plus a premium of 20%.

On March 22, 2012, the Company entered into an agreement with SueMac, Inc. to liquidate all amounts remaining due under the Unit Purchase Agreement which will (1) terminate the prior agreements; (2) settle the obligation of distributions due to LLC members which was $157,303 as of March 1, 2012; and (3) to repay the loan of $50,000, plus interest of $6,000, in exchange for 205,257 shares of the Company’s common stock.  Included in the terms of this agreement is the settlement of a separate obligation of two officers of the Company to SueMac, arising prior to the merger, and a portion of the distributions due to LLC members liability for an aggregate of 340,152 shares of the Company’s common stock owned by the two officers.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the rules and regulations under Regulation S-X of the Securities and Exchange Commission for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements presentation.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for interim financial statements have been included.  These financial statements should be read in conjunction with the financial statements of the Company together with the Company’s management discussion and analysis in Item 2 of this report and in the Company’s Form 10-K for the year ended December 31, 2011.  Interim results are not necessarily indicative of the results for a full year.

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

Accounts and Other Receivables

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

Recently Adopted Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”.  The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between accounting principles generally accepted in the United States (GAAP) and International Financial Reporting Standards.  While many of the amendments to GAAP are not expected to have a significant effect on practice, the new guidance changes some fair value measurement principles and disclosure requirements.  Adoption of ASU 2011-04 is did not have an impact on the Company's financial position or results of operations.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

3.  GOING CONCERN AND MANAGEMENT'S PLANS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had incurred cumulative losses of $9,412,783 and has negative working capital of $532,377. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations arising from normal business operations when they come due. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

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

4.  PROPERTY AND EQUIPMENT

As of March 31, 2012 and December 31, 2011, property and equipment consisted of the following:

	2012	2011

Building and building improvements	$176,345	$176,345
Furniture & fixtures	9,517	9,517

	185,862	185,862
Less: Accumulated depreciation	(57,025)	(53,746)

	$128,837	$132,116

For the three months ended March 31, 2012 and 2011, depreciation expense was $3,279 and $3,279, respectively.

5.  INTANGIBLE ASSETS – SOFTWARE

Intangible assets – software, Tahoe Casino Management System, consists of three patents purchased from a company owned by the principle stockholders of the Company, in 2007, all relating to software and hardware solutions for the gaming industry. The software provides analysis and reporting of usage and financial transactions for customers of the gaming industry. The Company holds numerous trademarks relating to the brand and identity of its product line.

Management had projected discounted cash flows for a five year period, based on proposals and licensing agreements and determined that the fair value of the intangible asset was in excess of its book value.

As of the March 31, 2012, management has determined that no impairment of the intangible assets -software has occurred.

As of March 31, 2012 and December 31, 2011, intangible asset - software consisted of the following:

	2012	2011
Software – at cost	$10,000,000	$10,000,000

Less: Accumulated amortization	(4,750,000)	(4,500,000)

Total intangible assets	$5,250,000	$5,500,000

For the three months ended March 31, 2012 and 2011, amortization expense, including deferred patent costs, was $250,773 and $250,773, respectively.

As of March 31, 2012, the estimated aggregate amortization expense for each of the five succeeding years was as follows:

2013	$1,003,092
2014	1,003,092
2015	1,003,092
2016	1,003,092
2017	1,003,092
$5,015,460

6. NOTE PAYABLES

As of March 31, 2012 and 2011, notes payable consisted of the following:

	2012	2011

Note payable - Internal Revenue Service (a)	$724,789	$847,602
Note payable (b)	25,000	25,000
Mortgage payable - bank ( c)	53,680	57,673
Loan payable – other	15,000	15,000
Note payable – related party (d)	15,000	-
Promissory note payable (Note 7)	-	50,000

	833,469	1,012,275

Current portion	365,708	413,446

	$467,761	$596,829

(a)	Payable in equal monthly payments of monthly installments of $25,593.57, plus interest at approximately 1.5% through July 7, 2014.

(b)	Payable on October 5, 2012, plus interest at 7%, per annum, payable monthly. The Company issued 50,000 shares of common stock in connection with the note, which were valued at $2,352.

(c)	Payable in monthly installments of $1,400 through November 15, 2015, including interest at 8.25%, per annum. The note is collateralized by the land and building.

(d)	In June 2011 and through October 2011, a related party loaned the Company an aggregate of $98,000 of which $83,000 was repaid as of March 31, 2012.

As of March 31, 2012, future minimum payments of notes payable are as follows:

2013	$316,463
2014	139,242
2015	12,056

$467,761

7. RELATED PARTY TRANACTIONS

Promissory note payable is due November 1, 2011 with interest at 12%, per annum, owned by a former member of the LLC. As additional consideration for the $ 50,000 loan, the Company issued 50,000 shares of its common stock as interest on the note valued at $12,500, $0.25, per share. On March 22, 2012, the Company issued 112,000 shares of common stock in payment of the note payable of $50,000 and interest on note payable of $6,000, $0.50, per share.

8.  COMMITMENTS

The Company is committed under a lease for office space for $2,900, per month, through October 31, 2012.

For the three months ended March 31, 2012 and 2011, rent expense was $19,567 and $11,131, respectively.

As of March 31, 2012, future minimum lease commitments under the lease were $20,300.

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

On March 1, 2012, the Company sold 600,000 shares of common stock and an option to purchase 2,400,000 shares of the Company’s common stock at $0.50, per share, through March 26, 2012, for $300,000.  As of March 31, 2012, none of the options were exercised.

On March 1, 2012, the Company entered into a Memorandum of Understanding with two officers of the Company who are members of Techrescue, a related party of the Company.  Pursuant to this Memorandum, the Company purchased 1,000,000 shares of its own common stock from each of these officers and extinguished the $96,266 debt owed to Techrescue for an aggregate of $600,000.  The transaction became effective March 28, 2012 when the Company purchased the 2,000,000 shares as treasury shares and immediately canceled the shares.

On March 22, 2012, the Company issued 112,000 shares of common stock in payment of a note payable of $50,000 and interest on the note of $6,000, $0.50, per share.

On March 22, 2012, the Company issued 93,257 shares of common stock in payment of distributions due to LLC members of $37,303. $0.40, per share. The balance of the $157,303 of distributions due to LLC members of $120,000 was recorded as forgiveness of debt.

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

As of December 31, 2011, a warrant to purchase an aggregate of 1,331,000 shares of the Company’s common stock was sold under the Agreement for $698,600.  The proceeds of the sale of the warrant were recorded as additional paid-in-capital, in accordance with ASC 815, Derivative and Hedging, 815-40, Contracts in Entity’s Own Equity. Under this agreement with the purchaser, a warrant to purchase 166,667 shares of the Company’s common stock, valued at $100,000, was applied against the distributions due to LLC members.  As of March 31, 2012, none of the warrants were exercised.

11. INCOME TAXES

The LLC has filed income tax returns through July 31, 2010 as a limited liability company for Federal and state income tax purpose and, as such, was not required to pay Federal or state income taxes.

The Company has not filed income tax returns for the years ended December 31, 2011 and 2010 and anticipates no significant income tax expenses as a result of these filings.

As of March 31, 2012, management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.

12. LITIGATION

On March 20, 2012 the Company was named as a defendant in the District Court of Oklahoma County, State of Oklahoma with respect to a dispute over an entitlement fee for financing arrangements pertaining to 2005.  Members of EC Development, LLC, who are now officers of the Company and stockholders of the Company, are named in the lawsuit.  The Company considers the lawsuit to be frivolous and without merit and intends to vigorously defend against it.

An Administrative Order of Determination was entered on April 9, 2012, at the Department of Labor, Oklahoma City, Oklahoma in favor of the claimant for  $49,713 for a promised raise in wages for services performed as a technician for the Company.  The Company believes that this claim is without merit and intends to appeal and defend against it.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q for the quarter ended March 31, 2012 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are difficult to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Company Overview

We are a corporation organized under the laws of the State of Delaware.  The business of the Company is the development and marketing, sales and support of casino gaming management software systems, which include the complete (or full) Tahoe Casino Management Systems as well as Tahoe TITO (ticket-in/ticket-out) system, Tahoe Table Tracking system (software packages available on a standalone basis) and other related software all under the brand name of “the Tahoe Suite of Software” to companies in the gaming industry.  These systems are proprietary and developed by the Company using open-sourced software, commercial hardware and software solutions.  The software is sold with appropriate licenses for use of included software belonging to others.  The hardware includes data-acquisition tools that interface with the software systems which are produced to the Company’s specifications by our suppliers as OEM devices.  The product line provides tools for owners and managers of gaming facilities for the management of and monitoring of all aspects of the operation of a casino.  The Company’s software is in daily use in small and medium-sized casinos in the United States and Mexico.  The Company believes that the software has proven to be reliable and technologically superior to that of its established rivals.  The Company markets the Tahoe products by distinguishing the software’s ability to support a wider range of game classes than do competing products and also by promoting its software as built to modern software engineering standards, which increases flexibility and reduces system management cost and complexity.  The Company’s products are sold directly to its customers through a variety of distribution channels.  The Company markets its products and services to the gaming industry both by direct sales and sales in conjunction with VAR’s and consultants who act as our distribution channel.

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

Tribal Gaming

The company is uniquely qualified to expand and grow in this market.  The founders of EC Development, LLC (the predecessor company) are Native American and have actively worked with a number of tribes.  The Company has demonstrated its ability to deploy the Tahoe CMS solution in gaming facilities owned by several tribes meeting the challenges of both Class II and Class III gaming environments and has earned a solid reputation.

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

Impact of Regulatory Aspects of Gaming

Our product lines are used in gaming facilities which are themselves subject to extensive governmental oversight.  In some cases, governmental agencies rely on gaming equipment management tools to determine compliance with their regulations or insure accurate reporting for collection of taxes and other regulatory purposes.  Our product lines have been certified for use in many jurisdictions and we continue to seek additional approvals and certifications so that our product lines can be sold or installed in newer markets (with the understanding that we presently have approvals or certifications to sell in our present markets).  Certifications are an important part of our business model because our customers and potential customers may be required to acquire certified gaming management software to provide accurate reporting for their regulatory obligations.  We believe we have obtained the certifications which we need to transact business in each jurisdiction where we are actively marketing our product lines.  We recognize that regulatory aspects of owning gaming facilities can sometimes delay installation of our CMS systems where a facility has not received necessary approvals during the construction or installation phases and, as a result, we do not recognize revenue for contracts, even though such contracts would otherwise represent binding obligations on the part of the gaming facility owners and managers, until we are permitted to commence installation and the gaming facility has reached a point in the regulatory process where commencing operation has been authorized by governmental agencies.

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

Results of Operations

REVENUES

Revenues for the first quarter ending March 31, 2012 were $164,985 compared to revenue for the first quarter ended March 31, 2011 of $56,591.  In 2010, the Company completed its merger and began executing a new marketing and sales strategy during the fourth quarter of 2010 which new strategy impacted the sales in the first quarter of 2011. This increase in revenues of $108,394 or approximately 192% was due in part to the Company’s having closed a significant number of transactions in the first quarter 2012 and not a corresponding number of transactions during the prior period while the new marketing and sales strategy was being initiated.  Due to the relatively long sales cycle associated with our products, new marketing efforts did not result in any immediate increase in sales during the first quarter of 2011.  Additionally, the nature of larger transactions (with slower installation cycles and therefore more time before revenue recognition) is reflected in the amount of revenue recognized during the first quarter of 2012 compared to contracts signed for which installations have not yet commenced (and therefore no revenue has been recognized).  Revenues are comprised of sales of our CMS solutions and include service and maintenance contracts for ongoing support and service-related sales of software programming, consulting and development services.

OPERATING AND OTHER EXPENSES

Cost of revenues for the first quarter ended March 31, 2012 were $40,693 compared to cost of sales for the first quarter ended March 31, 2011 of $0.  The increase in cost of revenues of $40,693 was due to the fact that sales for the first quarter ended March 31, 2011 required no allocation of cost of sales.  Cost of revenues is comprised primarily of the direct costs of certain hardware components for our CMS solutions and installation related expenses.

General & administrative expenses for the first quarter ended March 31, 2012 were $123,192 compared to general & administrative expenses for the first quarter ended March 31, 2011 of $55,677.  The increase in general & administrative expenses of $67,515 or approximately 121%, was due to the fact that general & administrative expenses were increased to meet the needs of support for contemplated sales and associated with the development and roll-out of certain of its products and increased staffing to manage the process.  General & administrative expenses are comprised primarily of expenses related to administrative operations and therefore reflects changes in staffing (including staffing of administrative positions and positions not directly tied to sales or programming; those costs are included in compensation costs discussed below) as well as legal services and accounting fees associated with operations.

Compensation expense for the first quarter ended March 31, 2012 was $106,367 compared to compensation expense for the first quarter ended March 31, 2011 of $183,345.  This decrease of $76,978 or approximately 42% was related to a reduction of staffing from programming after the roll-out of the software revisions and improvements during 2011.

Interest expense for the first quarter ended March 31, 2012 was $10,785 compared to interest expense for the first quarter ended March 31, 2011 of $8,829.  The increase in interest expense is a result of increased borrowing.

Net loss was $250,104 or $(.01) per share, for the first quarter ended March 31, 2012 as compared to net loss of $445,312 or $(0.02) per share, for the comparable period in 2011.  The decrease in net loss of $195,208 reflects the increase in customer contracts (recognized sales) as well as a decrease in compensation expense offset by a forgiveness of debt or $120,000 in the first quarter of 2012.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2012, the Company had negative working capital of $532,377 as compared to $1,028,900 for the comparable 2011 period, an increase of $496,523, resulting primarily from a decrease in debt.  Current assets consisted of cash and cash equivalents of $286,609 and accounts receivable of $128,825 as well as prepaid expenses of $2,908. The Company continues to enter into contracts for future work for which no revenue is recognized as installation has not commenced.  These contracts reflect the expectation and desire of gaming facility managers and owners for future sales once the gaming facilities have met certain approvals of governing agencies and are farther along in their construction.  Because they are subject to approvals and construction, we do not recognize the revenues until installation is completed.  Nevertheless, these contracts represent binding obligations of companies which we believe have both the intention and the wherewithal to fulfill their obligations and we anticipate realizing revenues which we believe will be adequate to meet the Company’s operating requirements for the next twelve months.  While extraordinary circumstances can occur such as a bankruptcy filing by a gaming facility manager or owner or a reversal or delay of a pending approval for a gaming facility, and therefore, such contracts are not absolute, we believe the projected revenues represent the foreseeable amounts that the Company will recognize and ultimately receive and we have based our discussion on this.

The pending contracts are material to the growth of our company.  The Company is expecting to realize approximately $3 million during CY 2012 (or next 12 months).  Each contract may be considered pending because of delays in construction before we begin installation, pending decisions of gaming facility managers and owners to purchase or install gaming machine equipment with which we will integrate our Tahoe System or delays in the approval process relating to routine processing by approval agencies.  The backlog of pending business consists of larger transactions which, because installations have not commenced, represent unrecognized revenues.  Smaller contracts signed previously accounted for the $164,985 revenue for the quarter.

The bookings from newly-executed contracts for the fiscal year ended December 31, 2011 reflect retooling of the marketing and sales processes along with innovation to the technology.  While the revenues declined towards the end of 2011, these resulting contracts allow us to project sufficient cash-flow to meet the Company's operating requirements during 2012.

Cash Flows from Operating Activities.  Cash provided by operating activities increased by approximately $64,636 for the first quarter ended March 31, 2012 as compared to the comparable 2011 period, resulting primarily from a decrease in net loss and an increase in deferred revenue offset by a decrease in accounts payable and accrued expenses.

Cash Flows from Financing Activities.  Net cash provided by financing activities increased by $220,143, resulting primarily from a sale of common stock offset by the purchase and cancellation of common stock and a decrease in notes payable – related party.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had incurred operating losses, negative working capital and no operating cash flow and future losses are anticipated.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plan of operations is to generate operating cash flows from revenues on existing, but not yet recognized, contracts requiring scheduled installation which, is expected to adequately meet the Company’s current operating requirements.  The Company is continuing to promote its systems internationally and even if successful in the implementation of current contracts may not result in cash flow sufficient to fully develop its international business plan. The Company if required will seek additional equity to meets its cash flow need in its international development. Realization of assets is dependent upon future operations of the Company, which in turn is dependent upon management’s plans to meet its financing requirements and the success of its future operations.  The Company anticipates that its current operating results, based on its forecasted revenues and expenses, raise an issue about its ability to continue as a going concern, however, the Company anticipates cash flow based only upon its existing business and signed contracts (subject to routine delays or extraordinary events such bankruptcy of a customer – discussed above), which, if received in the ordinary course of business, would be sufficient to meet current expenses.  Therefore, assuming only performance under signed contracts, the ability of the Company to meet its future obligations may be greater than would be suggested by the results of previous periods, the factors on which such a caveat (the “going concern” caveat) is based.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.     CONTROLS AND PROCEDURES

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believes that, as of March 31, 2012, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

•
Lack of effective controls over the control environment.  Specifically, the Board of Directors is comprised of two members and did not have independent members during the quarter ended March 31, 2012.  The current Board of Directors does not have any members who qualify as an audit committee financial expert as defined in Item 407(d) (5)(ii) of Regulation S-K and the audit committee did not become active during the quarter ended March 31 2012.  The Company has adopted a code of ethics but has not distributed this to all employees nor educated its employees regarding the expectations of proper and ethical conduct expected of them.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness

Management has undertaken an evaluation as to how the Company will remediate these material weaknesses and will provide the required disclosure when appropriate.

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the quarter ending March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
ITEM 1.     LEGAL PROCEEDINGS

On March 20, 2012, the Company was named as a defendant in the District Court of Oklahoma County, State of Oklahoma with respect to a dispute over an entitlement fee for financing arrangements pertaining to 2005.  Members of EC Development, LLC, who are now officers of the Company and stockholders of the Company, are named in the lawsuit.  The Company considers the lawsuit to be frivolous and without merit and intends to vigorously defend against it.

An Administrative Order of Determination was entered on April 9, 2012, at the Department of Labor, Oklahoma City, Oklahoma in favor of the claimant for approximately $49,713 for a promised raise in wages for services performed as a technician for the Company.  The Company believes that this claim is without merit and intends to appeal and defend against it.

ITEM 1A.   RISK FACTORS

Not applicable.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

In connection with the Bankruptcy and pursuant to the adoption of the Fourth Plan of Reorganization, the Company’s common stock was subject to a 200:1 reverse stock split resulting in 265,992 shares of common stock of the Company outstanding to the then existing stockholders of eNucleus, Inc.  All per share amounts were stated to reflect the reverse stock-split.

On January 20, 2012, the Company sold 200,000 shares of common stock at $0.25, per share.  Proceeds were used for general working capital needs of the Company.

On March 1, 2012, the Company sold 600,000 shares of common stock and an option to purchase 2,400,000 shares of the Company’s common stock at $0.50, per share, through March 26, 2012, for $300,000.  As of March 31, 2012, none of the options were exercised.  Proceeds were used for general working capital needs of the Company.

On March 1, 2012, the Company entered into a Memorandum of Understanding with two officers of the Company who are members of Techrescue, a related party of the Company.  Pursuant to this Memorandum, the Company agreed to purchase 1,000,000 shares of its own common stock from each of these officers and also extinguish the $96,266 debt owed to Techrescue for an aggregate of $600,000.  The transaction became effective March 28, 2012 when the Company purchased the 2,000,000 shares as treasury shares and immediately canceled the shares.

On March 22, 2012, the Company issued 112,000 shares of common stock in payment of a note payable of $50,000 and interest on the note of $6,000 or $0.50, per share.

On March 22, 2012, the Company issued 93,257 shares of common stock in payment of distributions due to LLC members of $37,303 or $0.40 per share.

On March 26, 2012, the Company sold 1,400,000 shares of the Company’s common stock for $700,000, $0.50, per share.  Proceeds were used for general working capital needs of the Company.

On December 31, 2011 (amended on February 7, 2012), the Company sold a warrant to purchase an aggregate of 1,331,000 shares of the Company’s common stock for $698,600.  As of March 31, 2012, none of the warrants were exercised.

Purchases of Equity Securities

In the first quarter of 2012, the Company purchased and canceled 2,000,000 shares of its common stock from two of its officers in a transaction that including retirement and resolution of certain obligations which originated before the merger and included obligations to related parties.  The existence of those transactions is discussed elsewhere in this quarterly report.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.      SELECTED FINANCIAL DATA

Not applicable

ITEM 6.      EXHIBITS

Item 601 of Regulation S-K

Exhibit No.	Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company
32.1	Section 1350 Certification by Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

 In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereto duly authorized individual.

EC Development, Inc.

Date: May 14, 2012	By:	/s/Randy Edgerton
Randy Edgerton
Chief Financial Officer