Form 10-Q
period 2012-06-30
EC Development, Inc.
filed 2012-08-14
CIK 761034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to

Commission File Number 33-42498
EC Development, Inc.
(Exact name of registrant as specified in its charter)

Delaware	90-0829544
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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
Yes ☒ No ☐
The number of shares of common stock outstanding as of August 10, 2012 was 27,705,451.

EC Development, Inc.

PART I

ITEM 1     FINANCIAL STATEMENTS

EC DEVELOPMENT, INC.
(Formerly EC Development, LLC)
BALANCE SHEET

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Current Assets
Cash	$87,802	$614
Accounts receivable	241,146	187,892
Prepaid expenses	3,262	-
Other current assets	2,600	-

Total current assets	334,810	188,506

Fixed assets - net	125,558	132,116

Intangible assets -software	5,000,000	5,500,000

Deferred patent costs	36,077	37,623

TOTAL ASSETS	$5,496,445	$5,858,245

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$503,118	$567,896
Distributions due to LLC members	-	139,378
Current portion of long-term debt	511,839	398,446
Note payable - related party	15,000	15,000
Loan payable - related party	-	96,686

Total current liabilities	1,029,957	1,217,406

Long-term debt	437,670	596,829

TOTAL LIABILITIES	1,467,627	1,814,235

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 20,000,000 shares authorized; none issued	-	-
Common stock, $.001 par value, 100,000,000 shares authorized; 27,705,451 and 26,825,194 issued and outstanding as of June 30, 2012 (Unaudited) and December 31, 2011, respectively	27,705	26,825
Additional paid-in capital	14,038,127	13,161,939
Accumulated deficit	(10,037,014)	(9,144,754)

TOTAL STOCKHOLDERS' EQUITY	4,028,818	4,044,010

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,496,445	$5,858,245

See notes to financial statements

EC DEVELOPMENT, INC.
STATEMENT OF OPERATIONS
(Formerly EC Development, LLC)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues	$286,058	$58,043	$451,043	$114,634

Cost of revenues	92,621	878	133,314	878

Gross Margin	193,437	57,165	317,729	113,756

Operating Expenses
Compensation expense	140,075	179,604	246,442	362,949
Amortization and depreciation	254,052	254,053	508,104	508,105
General & administrative expenses	181,521	109,465	304,713	165,142
Gain on settlement of debt	-	-	(120,000)	-
Interest expense	242,020	5,272	252,805	14,101

Total Operating Expenses	817,668	548,394	1,192,064	1,050,297

Net loss	$(624,231)	$(491,229)	$(874,335)	$(936,541)

Net loss per share - basic and diluted	$(0.02)	$(0.02)	$(0.03)	$(0.04)

Weighted average common shares outstanding - basic and diluted	27,259,022	26,027,053	26,937,973	25,932,826

See notes to financial statements

EC DEVELOPMENT, INC.
(Formerly EC Development, LLC)
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Unaudited)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(874,335)	$(936,541)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	508,104	508,105
Stock issued for interest	243,500	-
Distributions due to LLC members	(120,000)	-
Changes in assets and liabilities:
Accounts receivable	(53,254)	(7,895)
Prepaid expenses	(3,262)	-
Security deposit	(2,600)	-
Accounts payable and accrued expenses	(64,778)	196,983

Net cash used in operating activities	(366,625)	(239,348)

CASH FLOWS FROM FINANCING ACTIVITIES
Sales of common stock	1,050,000	91,000
Sales of warrants	-	434,300
Purchase and cancellation of common stock	(503,735)	-
Increase in notes payable	175,000	-
Decrease in loan payable - stockholder/officer	-	(806)
Distributions due to LLC members	-	(100,000)
Decrease in note payable - related party	(96,686)	(31,255)
Payments of notes payable	(170,766)	(154,369)

Net cash provided by financing activities	453,813	238,870

Net increase (decrease) in cash	87,188	(478)

Cash, beginning of period	614	1,940

Cash, end of period	$87,802	$1,462

Supplemental disclosures of cash flow information:

Cash paid for interest	$11,820	$14,101

Summary of non-cash financing transactions:

Common stock in settlement of note payable and interest	$56,000	$-

Forgiveness of Distributions due to LLC members	$120,000

Common stock for settlement of distributions due to LLC members	$37,303	$-

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

Recently Adopted Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”.  The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between accounting principles generally accepted in the United States (GAAP) and International Financial Reporting Standards.  While many of the amendments to GAAP are not expected to have a significant effect on practice, the new guidance changes some fair value measurement principles and disclosure requirements.  Adoption of ASU 2011-04 did not have an impact on the Company's financial position or results of operations.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

3.  GOING CONCERN AND MANAGEMENT'S PLANS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had incurred cumulative losses of $10,037,014 and has negative working capital of $695,147. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations arising from normal business operations when they come due. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

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

4.  PROPERTY AND EQUIPMENT

As of June 30, 2012 and December 31, 2011, property and equipment consisted of the following:

	June 30,	December 31,
	2012	2011

Building and building improvements	$176,345	$176,345
Furniture & fixtures	9,517	9,517
	185,862	185,862
Less: Accumulated depreciation	(60,304)	(53,746)

	$125,558	$132,116

For the six months ended June 30, 2012 and 2011, depreciation expense was $6,558 and $6,558, respectively.

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

As of the June 30, 2012, management has determined that no impairment of the intangible assets -software has occurred.

As of June 30, 2012 and December 31, 2011, intangible asset - software consisted of the following:

	2012	2011
Software – at cost	$10,000,000	$10,000,000

Less: Accumulated amortization	(5,000,000)	(4,500,000)

Total intangible assets	$5,000,000	$5,500,000

For the six months ended June 30, 2012 and 2011, amortization expense, including deferred patent costs, was $501,546 and $501,546, respectively.

As of June 30, 2012, the estimated aggregate amortization expense for each of the five succeeding years was as follows:

2013	$1,003,092
2014	1,003,092
2015	1,003,092
2016	1,003,092
2017	1,003,092

$5,015,460

6. NOTES PAYABLE

On June 19, 2012 and June 26, 2012, two stockholders loaned the Company $50,000 and $125,000, respectively.

The $50,000 note payable is due on September 20, 2012 and in accordance with the terms of the Promissory Note; the Company issued two shares of its common stock for each one dollar, a total of 100,000 shares, valued at $0.50 per share, to the lender as interest on the loan.

The $125,000 note payable is due October 1, 2012 and in accordance with the terms of the Promissory Note; the Company issued three shares of its common stock for each one dollar, a total of 375,000 shares, valued at $0.50 per share to the lender as interest on the loan.

 As of June 30, 2012 and December 31, 2011, notes payable consisted of the following:

	June 30, 2012	December 31, 2011
Note payable - Internal Revenue Service (a)	$700,132	$847,602
Note payable (b)	25,000	25,000
Mortgage payable - bank ( c)	49,377	57,673
Loan payable – other	-	15,000
Note payable – related party (d)	15,000	15,000
Promissory note payable (Note 7)		50,000
Promissory note payable (e)	50,000	-
Promissory note payable (f)	125,000	-
	964,509	1,010,275

Current portion	526,839	413,446
	$437,670	$596,829

(a)	Payable in equal monthly payments of monthly installments of $25,593.57, plus interest at approximately 1.5% through July 7, 2014.

(b)	Payable on October 5, 2012, plus interest at 7%, per annum, payable monthly. The Company issued 50,000 shares of common stock in connection with the note, which were valued at $2,352.

(c)	Payable in monthly installments of $1,400 through November 15, 2015, including interest at 8.25%, per annum. The note is collateralized by the land and building.

(d)	In June 2011 and through October 2011, a related party loaned the Company an aggregate of $98,000 of which $83,000 was repaid as of March 31, 2012.

(e)	Payable on September 30, 2012. The Company issued 100,000 shares of common stock in connection with the note, which were valued at $50,000.

(f)	Payable on October 1, 2012. The Company issued 375,000 shares of common stock in connection with the note, which were valued at $187,500.

As of June 30, 2012 future minimum payments of notes payable are as follows:

2013	$526,839
2014	317,637
2015	113,471
2016	6,562
$964,509

7. RELATED PARTY TRANSACTIONS

Promissory note payable is due November 1, 2011 with interest at 12%, per annum, owned by a former member of the LLC. As additional consideration for the $ 50,000 loan, the Company issued 50,000 shares of its common stock as interest on the note valued at $12,500, $0.25 per share.

On March 22, 2012, the Company issued 112,000 shares of common stock in payment of the note payable of $50,000 and interest on note payable of $6,000, $0.50 per share.

On June 19, 2012 and June 26, 2012, two stockholders loaned the Company $50,000 and $125,000, respectively (See Note 6).

8.  COMMITMENTS

The Company is committed under a lease for office space for $2,900, per month, through October 31, 2012.

For the six months ended June 30, 2012 and 2011, rent expense was $25,367 and $26,069, respectively.

As of June 30, 2012, future minimum lease commitments under the lease were $11,600.

9. COMMON STOCK

In connection with the Bankruptcy and reorganization, the Company’s common stock was subject to a 200:1 reverse stock split resulting in 265,992 shares of common stock of the Company outstanding to the then existing stockholders of eNucleus, Inc.

All per share amounts were stated to reflect the reverse stock-split.

On January 20, 2012, the Company sold 200,000 shares of common stock at $0.25 per share.

On March 1, 2012, the Company sold 600,000 shares of common stock and an option to purchase 2,400,000 shares of the Company’s common stock at $0.50 per share, through March 26, 2012, for $300,000.  As of June 30, 2012, none of the options were exercised.

On March 1, 2012, the Company entered into a Memorandum of Understanding with two officers of the Company who are members of Techrescue, a related party of the Company.  Pursuant to this Memorandum, the Company purchased 1,000,000 shares of its own common stock from each of these officers and extinguished the $96,266 debt owed to Techrescue for an aggregate of $600,000.  The transaction became effective March 28, 2012 when the Company purchased the 2,000,000 shares as treasury shares and immediately cancelled the shares.

On March 22, 2012, the Company issued 112,000 shares of common stock in payment of a note payable of $50,000 and interest on the note of $6,000, $0.50 per share.

On March 22, 2012, the Company issued 93,257 shares of common stock in payment of distributions due to LLC members of $37,303 $0.40 per share.

On March 26, 2012, the Company sold 1,400,000 shares of the Company’s common stock for $700,000, $0.50 per share.

On June 19, 2012, the Company issued 100,000 shares of common stock for $50,000, $0.50 per share, as interest on a promissory note payable.

On June 26, 2012 the Company issued 375,000 shares of common stock for $187,500, $0.50 per share, as interest on a promissory note payable.

10.  WARRANT

On February 7, 2011, as amended, the Company entered into a Common Stock Warrant Agreement (Agreement) with a purchaser to sell a warrant to purchase up to an initial aggregate of 1,331,000 shares of the Company’s common stock at a purchase price of $0.60 per share.  The warrant is exercisable through one year from the date of issuance.  The warrant provides for no cashless exercise and the Company covenants to have authorized and reserved shares for issuance as would be required upon complete exercise of the warrant.

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

As of December 31, 2011, a warrant to purchase an aggregate of 1,331,000 shares of the Company’s common stock was sold under the Agreement for $698,600.  The proceeds of the sale of the warrant were recorded as additional paid-in-capital, in accordance with ASC 815, Derivative and Hedging, 815-40, Contracts in Entity’s Own Equity. Under this agreement with the purchaser, a warrant to purchase 166,667 shares of the Company’s common stock, valued at $100,000, was applied against the distributions due to LLC members.  As of June 30, 2012, none of the warrants were exercised.

11. INCOME TAXES

LLC has filed income tax returns through July 31, 2010 as a limited liability company for Federal and state income tax purpose and, as such, were not required to pay Federal or state income taxes.

The Company has not filed income tax returns for the years ended December 31, 2011 and 2010 and anticipates no significant income tax expenses as a result of these filings.

As of June 30, 2012, management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.

12. LITIGATION

On March 20, 2012, the Company, EC Development, LLC and certain officers of the Company were named as  defendants in the District Court of Oklahoma County, State of Oklahoma with respect to a dispute over an entitlement fee for financing arrangements pertaining to 2005.  The Company considers the lawsuit to be frivolous and without merit and intends to vigorously defend against it.

An Administrative Order of Determination was entered on April 9, 2012, at the Department of Labor, Oklahoma City, Oklahoma in favor of the claimant for approximately $99,426 for a promised raise in wages for services performed as a technician for the Company.  The Company has filed an appeal of the administrative determination.  The Company believes that this claim is without merit and intends to pursue the appeal and defend against it.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q for the second quarter ended June 30, 2012 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are difficult to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Results of Operations

REVENUES

Revenues for the second quarter ending June 30, 2012 were $286,058 compared to revenue for the second quarter ended June 30, 2011 of $58,043.  Revenues for the first six months of 2012 were $451,043 compared to revenue for the same period ending June 30, 2011 of $114,634.  In 2010, the Company completed its merger and began executing a new marketing and sales strategy during the fourth quarter of 2010 which new strategy impacted the sales in the second quarter of 2011. This increase in revenues of $336,409 or approximately 293% for the six months ending June 30, 2012 compared to the six months ending June 30, 2011 was due in part to the Company’s having closed a significant number of transactions in the second quarter of 2012 and not a corresponding number of transactions during the prior period while the new marketing and sales strategy was being initiated.  Due to the relatively long sales cycle associated with our products, new marketing efforts did not result in any immediate increase in sales during the second quarter of 2011.  Additionally, the nature of larger transactions (with slower installation cycles and therefore more time before revenue recognition) is reflected in the amount of revenue recognized during the second quarter of 2012 compared to contracts signed for which installations have not yet commenced (and therefore no revenue has been recognized).  Revenues are comprised of sales of our CMS solutions and include service and maintenance contracts for ongoing support and service-related sales of software programming, consulting and development services.

OPERATING AND OTHER EXPENSES

Cost of revenues for the second quarter ended June 30, 2012 were $92,621 compared to cost of revenues for the second quarter ended June 30, 2011 of $878, an increase of $91,743 or 105%.  Cost of revenues for the six months ended June 30, 2012 were $133,314 compared to cost of revenue for the comparable period ending June 30, 2011 of $878.  The increase in cost of revenues of $132,436 for the six month period or approximately 150% was due primarily to increases in shipping, materials and supplies.  Cost of revenues is comprised primarily of the direct costs of certain hardware components for our CMS solutions and installation related expenses.

General & administrative expenses for the second quarter ended June 30, 2012 were $181,521 compared to general & administrative expenses for the second quarter ended June 30, 2011 of $109,465, an increase of $72,056 or 66%.  General & administrative expenses for the six months ended June 30, 2012 were $304,713 compared to general & administrative expenses for the period ending June 30, 2011 of $165,142.  The increase in general & administrative expenses of $139,571 or approximately 85%, for the six months ended June 30, 2012 was due to increases in travel, consulting expense and audit fees offset in part by a decrease in legal expense   General & administrative expenses are comprised primarily of expenses related to administrative operations and include legal services and accounting fees, rent, consulting expense, repairs and maintenance and insurance.

Compensation expense for the second quarter ended June 30, 2012 was $140,075 compared to compensation expense for the second quarter ended June 30, 2011 of $179,604, a decrease of $39,529 or 22%.  Compensation expenses for the six months ended June 30, 2012 were $246,442 compared to compensation expenses for the same period ending June 30, 2011 of $362,949.  This decrease of $116,507 or approximately 32% was related to a reduction in compensation to certain non-officers and other payroll cuts of staffing from programming after the roll-out of the software revisions and improvements during 2011.

Interest expense for the three months ended June 30, 2012 was $242,020 compared to interest expense for the three months ended June 30, 2011 of $5,272.  Interest expenses for the six months ended June 30, 2012 were $252,805 compared to interest expenses for the same period ending June 30, 2011 of $14,101.  The increase in interest expense is a result of increased interest due on payroll tax payments in addition to an aggregate of 475,000 shares of the Company’s common stock issued as of June 30, 2012, valued at $237,500 as interest on loans made to the Company of $175,000.

Net loss was $624,231 or $(.02) per share, for the three months ended June 30, 2012 as compared to net loss of $491,229 or $(0.02) per share, for the comparable period in 2011, an increase of $133,002 or 27%.  Net loss for the six months ended June 30, 2012 was $874,335 compared to net loss for the same period ending June 30, 2011 of $936,541.  The decrease in net loss of $62,206 is due to the increase in revenues and a decrease in compensation expense combined with the gain on settlement of debt of $120,000 offset by increases in the cost of revenues and general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2012, the Company had negative working capital of $695,147 as compared to negative working capital of $1,028,900 as of December 31 2011, a decrease of $333,753, resulting primarily from increases in cash and accounts receivable and a decrease in current liabilities.  Current assets consisted of cash of $87,802 and accounts receivable of $241,146 as well as prepaid expenses of $3,262 and other current assets of $2,600. The Company continues to enter into contracts for future work for which no revenue is recognized as installation has not commenced.  These contracts reflect the expectation and desire of gaming facility managers and owners for future sales once the gaming facilities have met certain approvals of governing agencies and are farther along in their construction.  Because they are subject to approvals and construction, we do not recognize the revenues until installation is completed.  Nevertheless, these contracts represent obligations of companies which we believe have both the intention and the wherewithal to fulfill their obligations and we anticipate realizing revenues which we believe will be adequate to meet the Company’s operating requirements for the next twelve months.  While extraordinary circumstances can occur such as a bankruptcy filing by a gaming facility manager or owner or a reversal or delay of a pending approval for a gaming facility, and therefore, such contracts are not absolute, we believe the projected revenues represent the foreseeable amounts that the Company will recognize and ultimately receive and we have based our discussion on this.

The pending contracts are material to the growth of our company.  The Company is expecting to realize approximately $3 million during the calendar year of 2012 (or next 12 months).  Each contract may be considered pending because of delays in construction before we begin installation, pending decisions of gaming facility managers and owners to purchase or install gaming machine equipment with which we will integrate our Tahoe System or delays in the approval process relating to routine processing by approval agencies.  The backlog of pending business consists of larger transactions which, because installations have not commenced, represent unrecognized revenues.  Smaller contracts signed previously accounted for the $286,058 revenue for the second quarter.

The bookings from newly-executed contracts for the fiscal year ended December 31, 2011 reflect retooling of the marketing and sales processes along with innovation to the technology.  While the revenues declined towards the end of 2011, these resulting contracts allow us to project sufficient cash-flow to meet the Company's operating requirements during 2012.

Cash Flows from Operating Activities.  Cash used in operating activities increased by $127,277 for the six months ended June 30, 2012 as compared to the comparable 2011 period, resulting primarily from increases in accounts receivable, prepaid expenses, other current assets, and accounts payable, offset by a decrease in net loss and an increase in stock issued as interest in consideration of notes payable.

Cash Flows from Financing Activities.  Net cash provided by financing activities increased by $214,943, resulting primarily from an increase in the sale of common stock and increase in notes payable offset by the purchase and cancellation of common stock, a decrease in notes payable – related party and increase in payments of notes payable.

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

Accounts Receivable.  Accounts receivables consist of amounts due from customers. The Company records a provision for doubtful receivables, if necessary, to allow for any amounts which may be unrecoverable, which is based upon an analysis of the Company’s prior collection experience, customer creditworthiness and current economic trends.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the 1934 Act as a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer, respectively, and effected by the Company’s management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

·	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

·
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management; and

·	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believes that, as of June 30, 2012, our internal control over financial reporting is not effective based on those criteria, due to the following:

·
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

·
Lack of effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

·
Lack of effective controls over the control environment.  Specifically, the Board of Directors is comprised of two members and did not have independent members during the quarter ended June 30, 2012.  The current Board of Directors does not have any members who qualify as an audit committee financial expert as defined in Item 407(d) (5) (ii) of Regulation S-K and the audit committee did not become active during the quarter ended June 30 2012.  The Company has adopted a code of ethics but has not distributed this to all employees nor educated its employees regarding the expectations of proper and ethical conduct expected of them.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness

Management has undertaken an evaluation as to how the Company will remediate these material weaknesses and will provide the required disclosure when appropriate.

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the quarter ending June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
ITEM 1.     LEGAL PROCEEDINGS

On March 20, 2012, the Company , EC Development, LLC and certain officers of the Company were named as defendants in the District Court of Oklahoma County, State of Oklahoma with respect to a dispute over an entitlement fee for financing arrangements pertaining to 2005.    The Company considers the lawsuit to be frivolous and without merit and intends to vigorously defend against it.

An Administrative Order of Determination was entered on April 9, 2012, at the Department of Labor, Oklahoma City, Oklahoma in favor of the claimant for approximately $99,426 for a promised raise in wages for services performed as a technician for the Company.  The Company has filed an appeal of the administrative determination.  The Company believes that this claim is without merit and intends to pursue the appeal and defend against it.

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

On January 20, 2012, the Company sold 200,000 shares of common stock at $0.25 per share.  Proceeds were used for general working capital needs of the Company.

On March 1, 2012, the Company sold 600,000 shares of common stock and an option to purchase 2,400,000 shares of the Company’s common stock at $0.50 per share, through March 26, 2012, for $300,000.  As of June 30, 2012, none of the options were exercised.  Proceeds were used for general working capital needs of the Company.

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

On March 22, 2012, the Company issued 112,000 shares of common stock in payment of a note payable of $50,000 and interest on the note of $6,000 or $0.50 per share.

On March 22, 2012, the Company issued 93,257 shares of common stock in payment of distributions due to LLC members of $37,303 or $0.40 per share.

On March 26, 2012, the Company sold 1,400,000 shares of the Company’s common stock for $700,000, $0.50 per share.  Proceeds were used for general working capital needs of the Company.

On December 31, 2011 (amended on February 7, 2012), the Company sold a warrant to purchase an aggregate of 1,331,000 shares of the Company’s common stock for $698,600.  As of June 30, 2012, none of the warrants were exercised.

On June 19, 2012, the Company issued 100,000 shares of common stock for $50,000, $0.50 per share, as interest on a promissory note payable.

On June 26, 2012 the Company issued 375,000 shares of common stock for $187,500, $0.50 per share, as interest on a promissory note payable.

Purchases of Equity Securities

In the second quarter of 2012, the Company purchased and canceled 2,000,000 shares of its common stock from two of its officers in a transaction that including retirement and resolution of certain obligations which originated before the merger and included obligations to related parties.  The existence of those transactions is discussed elsewhere in this quarterly report.

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

EC Development, Inc.

Date: August 14, 2012	By:	/s/Randy Edgerton
Randy Edgerton
Chief Financial Officer