Form 10-Q
period 2012-09-30
EC Development, Inc.
filed 2012-11-14
CIK 761034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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
Yes ☒ No ☐
The number of shares of common stock outstanding as of November 12, 2012 was 28,755,451.

EC Development, Inc.

PART I

ITEM 1     FINANCIAL STATEMENTS

EC DEVELOPMENT, INC.
(Formerly EC Development, LLC)
BALANCE SHEET

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Current Assets
Cash	$1,363	$614
Accounts receivable	528,735	187,892
Prepaid expenses	3,262	-
Other current assets	100	-

Total current assets	533,460	188,506

Fixed assets - net	122,279	132,116

Intangible assets -software	4,750,000	5,500,000

Deferred patent costs	35,304	37,623

TOTAL ASSETS	$5,441,043	$5,858,245

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$502,025	$567,896
Distributions due to LLC members	-	139,378
Current portion of long-term debt	521,294	398,446
Note payable - related party	15,000	15,000
Loan payable - related party	-	96,686
Deferred revenue	447,500	-

Total current liabilities	1,485,819	1,217,406

Long-term debt	385,367	596,829

TOTAL LIABILITIES	1,871,186	1,814,235

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value, 20,000,000 shares authorized; none issued	-	-
Common stock, $.001 par value, 100,000,000 shares authorized; 27,705,451 and 26,825,194 issued and outstanding as of September 30, 2012 (Unaudited) and December 31, 2011, respectively	27,705	26,825
Additional paid-in capital	14,038,127	13,161,939
Accumulated deficit	(10,495,975)	(9,144,754)

TOTAL STOCKHOLDERS' EQUITY	3,569,857	4,044,010

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,441,043	$5,858,245

See notes to financial statements

EC DEVELOPMENT, INC.
STATEMENT OF OPERATIONS
(Formerly EC Development, LLC)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues	$79,017	$153,657	$530,060	$268,291

Cost of revenues	30,687	31,699	164,001	32,577

Gross Margin	48,330	121,958	366,059	235,714

Operating Expenses
Compensation expense	135,232	132,580	381,674	495,529
Amortization and depreciation	254,052	286,649	762,156	794,754
General & administrative expenses	109,631	86,841	414,344	251,983
Stock based compensation	-	12,500	-	12,500
Forgiveness of debt	-	15,000	-	15,000
Gain on settlement of debt	-	-	(120,000)	-
Interest expense	8,376	7,745	261,181	21,846

Total Operating Expenses	507,291	541,315	1,699,355	1,591,612

Net loss	$(458,961)	$(419,357)	$(1,333,296)	$(1,355,898)

Net loss per share - basic and diluted	$(0.02)	$(0.02)	$(0.05)	$(0.05)

Weighted average common shares outstanding - basic and diluted	27,705,451	26,802,708	27,195,666	26,227,051

See notes to financial statements

EC DEVELOPMENT, INC.
(Formerly EC Development, LLC)
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,333,296)	$(1,355,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	762,156	794,754
Stock issued for interest	243,500	-
Stock issued for note payable	(120,000)	12,500
Changes in assets and liabilities:
Accounts receivable	(340,843)	13,998
Prepaid expenses	(3,262)	-
Security deposit	(100)	-
Accounts payable and accrued expenses	(57,371)	149,472
Deferred revenue	447,500	-

Net cash used in operating activities	(401,716)	(385,174)

CASH FLOWS FROM FINANCING ACTIVITIES
Sales of common stock	1,050,000	91,000
Sales of warrants	-	698,600
Purchase and cancellation of common stock	(503,735)	-
Decrease in loan payable - stockholder/officer	-	(153)
Proceeds from note payable	175,000	50,000
Distributions due to LLC members	-	(100,000)
Decrease in note payable - related party	(96,686)	(44,761)
Payments of notes payable	(222,114)	(254,788)

Net cash provided by financing activities	402,465	439,898

Net increase (decrease) in cash	749	54,724

Cash, beginning of period	614	1,940

Cash, end of period	$1,363	$56,664

Supplemental disclosures of cash flow information:

Cash paid for interest	$20,196	$20,844

Summary of non-cash financing transactions:

Common stock in settlement of note payable and interest	$56,000	$-

Common stock for settlement of distributions due to LLC members	$37,303	$-

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

Recently Adopted Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08:  “Intangibles – Goodwill and Other (Topic 350) Testing Goodwill for Impairment”.  The guidance in this update is intended to reduce complexity and costs by allowing the reporting entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The update includes examples of events and circumstances that an entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The effect of adopting this pronouncement did not have a significant impact on the Company’s financial position or results of operations.

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

3.  GOING CONCERN AND MANAGEMENT'S PLANS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had incurred cumulative losses of $10,495,975 and has negative working capital of $952,359. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations arising from normal business operations when they come due. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

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

4.  PROPERTY AND EQUIPMENT

As of September 30, 2012 and December 31, 2011, property and equipment consisted of the following:

	September 30,	December 31,
	2012	2011

Building and building improvements	$176,345	$176,345
Furniture & fixtures	9,517	9,517
	185,862	185,862
Less: Accumulated depreciation	(63,583)	(53,746)

	$122,279	$132,116

For the nine months ended September 30, 2012 and 2011, depreciation expense was $9,837 and $9,837, respectively.

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

As of the September, 30, 2012, management has determined that no impairment of the intangible assets -software has occurred.

As of September 30, 2012 and December 31, 2011, intangible asset - software consisted of the following:

	2012	2011
Software – at cost	$10,000,000	$10,000,000

Less: Accumulated amortization	(5,250,000)	(4,500,000)

Total intangible assets	$4,750,000	$5,500,000

For the nine months ended September 30, 2012 and 2011, amortization expense, including deferred patent costs, was $752,319 and $752,319, respectively.

As of September 30, 2012, the estimated aggregate amortization expense for each of the five succeeding years was as follows:

2013	$1,003,092
2014	1,003,092
2015	1,003,092
2016	1,003,092
2017	753,092

$4,765,460

6. NOTES PAYABLE

On June 19, 2012 and June 26, 2012, two stockholders loaned the Company $50,000 and $125,000, respectively.

The $50,000 note payable, as amended November 8, 2012, is due December 3, 2012 and in accordance with the terms of the Promissory Note; the Company issued two shares of its common stock for each one dollar, a total of 100,000 shares, valued at $0.50 per share, to the lender as interest on the loan.  In consideration of the extension of the due date on the note payable, the Company issued 300,000 additional shares of its common stock valued at $0.50, per share on November 8, 2012.  If the note is not repaid by December 3, 2012, the Company will incur an additional penalty of 300,000 shares of its common stock.

The $125,000 note payable, as amended November 8, 2012, is due December 3, 2012 and in accordance with the terms of the Promissory Note; the Company issued three shares of its common stock for each one dollar, a total of 375,000 shares, valued at $0.50 per share to the lender as interest on the loan. In consideration of the extension of the due date on the note payable, the Company issued 750,000 additional shares of its common stock valued at $0.50, per share on November 8, 2012.  If the note is not repaid by December 3, 2012, the Company will incur an additional penalty of 750,000 shares of its common stock.

 As of September 30, 2012 and December 31, 2011, notes payable consisted of the following:

	September 30, 2012	December 31, 2011
Note payable - Internal Revenue Service (a)	$650,722	$847,602
Note payable (b)	25,000	25,000
Mortgage payable - bank ( c)	47,439	57,673
Loan payable – other	8,500	15,000
Note payable – related party (d)	15,000	15,000
Promissory note payable (Note 7)		50,000
Promissory note payable (e)	50,000	-
Promissory note payable (f)	125,000	-
	921,661	1,010,275

Current portion	521,294	413,446
	$385,367	$596,829

(a)	Payable in equal monthly payments of monthly installments of $25,593.57, plus interest at approximately 1.5% through July 7, 2014.

(b)	Payable on October 5, 2012, plus interest at 7%, per annum, payable monthly. The Company issued 50,000 shares of common stock in connection with the note, which were valued at $2,352.

(c)	Payable in monthly installments of $1,400 through November 15, 2015, including interest at 8.25%, per annum. The note is collateralized by the land and building.

(d)	In June 2011 and through October 2011, a related party loaned the Company an aggregate of $98,000 of which $83,000 was repaid as of March 31, 2012.

(e)	Payable on December 3, 2012. The Company issued 100,000 shares of common stock in connection with the note, which were valued at $50,000.

(f)	Payable on December 3, 2012. The Company issued 375,000 shares of common stock in connection with the note, which were valued at $187,500.

As of September 30, 2012 future minimum payments of notes payable are as follows:

2013	$536,294
2014	318,620
2015	61,436
2016	5,311
$921,661

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

On June 19, 2012 and June 26, 2012, two stockholders loaned the Company $50,000 and $125,000, respectively (See Note 6).

8.  COMMITMENTS

The Company is committed under a lease for office space for $2,900, per month, through October 31, 2012. As of November 9, 2012, the Company is renting the space on a month-to-month basis.

For the nine months ended September 30, 2012 and 2011, rent expense was $38,369 and $47,768, respectively.

As of September 30, 2012, future minimum lease commitments under the lease were $2,900.

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

As of December 31, 2011, a warrant to purchase an aggregate of 1,331,000 shares of the Company’s common stock was sold under the Agreement for $698,600.  The proceeds of the sale of the warrant were recorded as additional paid-in-capital, in accordance with ASC 815, Derivative and Hedging, 815-40, Contracts in Entity’s Own Equity. Under this agreement with the purchaser, a warrant to purchase 166,667 shares of the Company’s common stock, valued at $100,000, was applied against the distributions due to LLC members.  As of September 30, 2012, none of the warrants were exercised.

11. INCOME TAXES

LLC has filed income tax returns through July 31, 2010 as a limited liability company for Federal and state income tax purpose and, as such, was not required to pay Federal or state income taxes.

The Company has not filed income tax returns for the years ended December 31, 2011 and 2010 and anticipates no significant income tax expenses as a result of these filings.

As of September 30, 2012, management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.

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

An Administrative Order of Determination was entered on April 9, 2012, at the Department of Labor, Oklahoma City, Oklahoma in favor of the claimant for approximately $99,426 for a promised raise in wages for services performed as a technician for the Company.  The Company has filed an appeal of the administrative determination.  The hearing is presently set for December 9, 2012. The Company believes that this claim is without merit and intends to pursue the appeal and defend against it.

13. SUBSEQUENT EVENTS

On November  8, 2012, in consideration of the amendment to extend two notes payable of the Company, the Company issued an aggregate of 1,050,000 shares of its common stock at $0.50, per share.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q for the third quarter ended September 30, 2012 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are difficult to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Company Overview

We are a corporation organized under the laws of the State of Delaware.  The business of the Company is the development and marketing, sales and support of casino gaming management software systems, which include the complete (or full) Tahoe Casino Management Systems as well as Tahoe TITO (ticket-in/ticket-out) system, Tahoe Table Tracking system (software packages available on a standalone basis) and other related software all under the brand name of “the Tahoe Suite of Software” to companies in the gaming industry.  These systems are proprietary and have been developed by the Company with our programming and using open-sourced software, commercial hardware and software solutions.  The software is sold with appropriate licenses for use of included software belonging to others.  The hardware includes data-acquisition tools that interface with the software systems which are produced to the Company’s specifications by our suppliers as OEM devices.  The product line provides tools for owners and managers of gaming facilities for the management of and monitoring of all aspects of the operation of a casino.  The Company’s software is in daily use in small and medium-sized casinos in the United States and Mexico.  The Company believes that the software has proven to be reliable and technologically superior to that of its established rivals.  The Company markets the Tahoe products by distinguishing the software’s ability to support a wider range of game classes than do competing products and also by promoting its software as built to modern software engineering standards, which increases flexibility and reduces system management cost and complexity.  The Company’s products are sold directly to its customers through a variety of distribution channels.  The Company markets its products and services to the gaming industry both by direct sales and sales in conjunction with VAR’s and consultants who act as our distribution channel.

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

Our casino management software collects and provides analysis tools for moneys received, money paid out, games won and lost and plays by customer, amongst other metrics.  These metrics can be used for internal reporting, profit and loss verification, reporting to tax agencies, marketing analysis and customer loyalty programs.  In order to be used for reporting of income and net income to government agencies, certain governmental agencies require that casino management software being used in gaming facilities in their jurisdictions must be approved for use.  We believe our ability to be certified or approved for use in these jurisdictions is an important competitive advantage.

Business Strategy

We plan to continue to develop our product line to expand the number and types of gaming systems to which it can be readily adapted.  Our focus has been to continue to offer a “machine-agnostic” system; that is, a solution that is not restricted to one type of machine or brand of equipment so that operators of gaming facilities are not restricted to a particular brand of gaming equipment or a particular vendor of gaming equipment when adding, expanding or replacing their gaming equipment.  By offering a solution that adapts to equipment in place and does not restrict future purchase decisions, we believe we can offer a casino management solution that is better for the developers and operators of casinos.  Some of our primary major competitors are gaming equipment manufacturers who have created and sell casino management systems adapted to their own machines thereby obligating the owners and managers to stay with a single brand line of machines in order to have access to casino management software solutions.  We plan to market to newer markets where established brands of equipment are not yet dominant and thus, we believe, the flexibility of machine-agnostic systems will prove to be attractive and therefore a competitive advantage.

We are presently pursuing opportunities in niche markets such as the Class II gaming facilities which we believe have been overlooked by most of our larger competitors.  Specifically the Company is pursuing the following niche markets:

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

The Company has currently deployed its Tahoe CMS in a number of gaming facilities in Mexico which we believe demonstrates our ability to localize the Tahoe CMS program in both currency and language within Spanish speaking countries.  We believe this model can be repeated in other countries as well.

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

Results of Operations

REVENUES

Revenues for the third quarter ending September 30, 2012 were $79,017 compared to revenue for the third quarter ended September 30, 2011 of $153,657.  Revenues for the first nine months of 2012 were $530,060 compared to revenue for the same period ending September 30, 2011 of $268,291.  In 2010, the Company completed its merger and began executing a new marketing and sales strategy during the fourth quarter of 2010 which new strategy impacted the sales in the third quarter of 2011. This increase in revenues of $261,769 or approximately 98% for the nine months ending September 30, 2012 compared to the nine months ending September 30, 2011 was due in part to the Company’s having closed a significant number of transactions in the third quarter of 2012 and not a corresponding number of transactions during the prior period while the new marketing and sales strategy was being initiated.  Due to the relatively long sales cycle associated with our products, new marketing efforts did not result in any immediate increase in sales during the third quarter of 2011.  Additionally, the nature of larger transactions (with slower installation cycles and therefore more time before revenue recognition) is reflected in the amount of revenue recognized during the third quarter of 2012 compared to contracts signed for which installations have not yet commenced (and therefore no revenue has been recognized).  Revenues are comprised of sales of our CMS solutions and include service and maintenance contracts for ongoing support and service-related sales of software programming, consulting and development services.

OPERATING AND OTHER EXPENSES

Cost of revenues for the third quarter ended September 30, 2012 were $30,687 compared to cost of revenues for the third quarter ended September 30, 2011 of $31,699, a decrease of $1,012 or approximately 3%.  Cost of revenues for the nine months ended September 30, 2012 were $164,001 compared to cost of revenue for the comparable period ending September 30, 2011 of $32,577.  The increase in cost of revenues of $131,425 for the nine month period or approximately 400% was due primarily to increases in shipping, materials and supplies for the greater number of sales during this period.  Cost of revenues is comprised primarily of the direct costs of certain hardware components for our CMS solutions and installation related expenses.

General & administrative expenses for the third quarter ended September 30, 2012 were $109,631 compared to general & administrative expenses for the third quarter ended September 30, 2011 of $86,841, a increase of $22,790 or approximately 26%.  General & administrative expenses for the nine months ended September 30, 2012 were $414,344 compared to general & administrative expenses for the period ending September 30, 2011 of $251,983.  The increase in general & administrative expenses of $162,361 or approximately 64%, for the nine months ended September 30, 2012 was due to increases in travel, consulting expense and audit fees offset in part by a decrease in legal expense during the second quarter although these expenses were more consistent during the third quarter when compare to the previous period.  General & administrative expenses are comprised primarily of expenses related to administrative operations and include legal services and accounting fees, rent, consulting expense, repairs and maintenance and insurance.

Compensation expense for the third quarter ended September 30, 2012 was $135,232 compared to compensation expense for the third quarter ended September 30, 2011 of $132,580, an increase of $2,653 or approximately 2%.  Compensation expenses for the nine months ended September 30, 2012 were $381,674 compared to compensation expenses for the same period ending September 30, 2011 of $495,529.  This decrease of $113,854 or approximately 23% was related to a reduction in compensation to certain non-officers and other payroll cuts of staffing from programming during the previous quarters after the roll-out of the software revisions and improvements during 2011.

Interest expense for the three months ended September 30, 2012 was $8,376 compared to interest expense for the three months ended September 30, 2011 of $7,745.  Interest expenses for the nine months ended September 30, 2012 were $261,281 compared to interest expenses for the same period ending September 30, 2011 of $21,846.  The increase in interest expense is a result of increased interest due on payroll tax payments in addition to an aggregate of 475,000 shares of the Company’s common stock issued as of September 30, 2012, valued at $237,500 as interest on loans made to the Company of $175,000.

Net loss was $458,961 or approximately ($0.02) per share, for the three months ended September 30, 2012 as compared to net loss of $419,357 or ($0.02) per share, for the comparable period in 2011, an increase of $39,604 or 9%.  Net loss for the nine months ended September 30, 2012 was $1,333,296 compared to net loss for the same period ending September 30, 2011 of $1,355,898.  The decrease in net loss of $22,602 is due to the increase in revenues and a decrease in compensation expense combined with the gain on settlement of debt of $120,000 during a previous quarter offset by increases in the cost of revenues and general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2012, the Company had negative working capital of $952,359 as compared to negative working capital of $1,028,900 as of December 31 2011, a decrease of $76,541 (increase in working capital), resulting primarily from increases in cash and accounts receivable and a decrease in current liabilities.  Current assets consisted of cash of $1,363 and accounts receivable of $528,735 as well as prepaid expenses of $3,262 and other current assets of $100. The Company continues to enter into contracts for future work for which no revenue is recognized as installation has not commenced.  These contracts reflect the expectation and desire of gaming facility managers and owners for future sales once the gaming facilities have met certain approvals of governing agencies and are farther along in their construction.  Because they are subject to approvals and construction, we do not recognize the revenues until installation is completed.  Nevertheless, these contracts represent obligations of companies which we believe have both the intention and the wherewithal to fulfill their obligations and we anticipate realizing revenues which we believe will be adequate to meet the Company’s operating requirements for the next twelve months.  While extraordinary circumstances can occur such as a bankruptcy filing by a gaming facility manager or owner or a reversal or delay of a pending approval for a gaming facility, and therefore, such contracts are not absolute, we believe the projected revenues represent the foreseeable amounts that the Company will recognize and ultimately receive and we have based our discussion on this.

The pending contracts are material to the growth of our company.  The Company is expecting to realize approximately $3 million during the next six to nine months.  Each contract may be considered pending because of delays in construction before we begin installation, pending decisions of gaming facility managers and owners to purchase or install gaming machine equipment with which we will integrate our Tahoe System or delays in the approval process relating to routine processing by approval agencies.  The backlog of pending business consists of larger transactions which, because installations have not commenced, represent unrecognized revenues.  Smaller contracts signed previously accounted for the $286,058 revenue for the third quarter.

The bookings from newly-executed contracts for the fiscal year ended December 31, 2011 reflect retooling of the marketing and sales processes along with innovation to the technology.  While the revenues declined towards the end of 2011, these resulting contracts allow us to project sufficient cash-flow to meet the Company's operating requirements during 2012.

Cash Flows from Operating Activities.  Cash used in operating activities increased by $16,542 for the nine months ended September 30, 2012 as compared to the 2011 period, resulting primarily from stock issued as interest and increases in accounts receivable, and deferred revenue partially offset by the decrease in accounts payable.

Cash Flows from Financing Activities.  Net cash provided by financing activities decreased by $37,433, resulting primarily from the cancellation of common stock, a decrease in notes payable – related party, offset by an increase in the sale of common stock and increase in notes payable.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believes that, as of September 30, 2012, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

·
Lack of effective controls over the control environment.  Specifically, the Board of Directors is comprised of two members and did not have independent members during the quarter ended September 30, 2012.  The current Board of Directors does not have any members who qualify as an audit committee financial expert as defined in Item 407(d) (5) (ii) of Regulation S-K and the audit committee did not become active during the quarter ended September 30 2012.  The Company has adopted a code of ethics but has not distributed this to all employees nor educated its employees regarding the expectations of proper and ethical conduct expected of them.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness

Management has undertaken an evaluation as to how the Company will remediate these material weaknesses and will provide the required disclosure when appropriate.

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the quarter ending September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

An Administrative Order of Determination was entered on April 9, 2012, at the Department of Labor, Oklahoma City, Oklahoma in favor of the claimant for approximately $99,426 for a promised raise in wages for services performed as a technician for the Company.  The Company has filed an appeal of the administrative determination.  The hearing is presently set for December 9, 2012.  The Company believes that this claim is without merit and intends to pursue the appeal and defend against it.

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

On March 1, 2012, the Company sold 600,000 shares of common stock and an option to purchase 2,400,000 shares of the Company’s common stock at $0.50, per share, through March 26, 2012, for $300,000.  As of September 30, 2012, none of the options were exercised.  Proceeds were used for general working capital needs of the Company.

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

On December 31, 2011 (amended on February 7, 2012), the Company sold a warrant to purchase an aggregate of 1,331,000 shares of the Company’s common stock for $698,600.  As of September 30, 2012, none of the warrants were exercised.

On June 19, 2012, the Company issued 100,000 shares of common stock for $50,000, $0.50, per share as interest on a promissory note payable.

On June 26, 2012 the Company issued 375,000 shares of common stock for $187,500, $0.50, per share as interest on a promissory note payable.

On November 8, 2012, the Company issued a total of 1,050,000 shares to two individuals.

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

EC Development, Inc.

Date: November 14, 2012	By:	/s/Randy Edgerton
Randy Edgerton
Chief Financial Officer